Form 10QSB
period 1999-09-30
ANTHEM RECORDING WEST INC
filed 2000-02-10
CIK 1083652

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACTS OF 1934

                For the quarterly period ended September 30, 1999



                             Anthem Recording, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                  33-0835561
 ------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

             11423 WEST BERNARDO COURT, SAN DIEGO, CALIFORNIA 92127
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 675-4445
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                             Yes   x       No
                                 -----        -----

As of September 30, 1999, the issuer had 10,000,000 shares of common stock, $.001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes        No   x
                                                    -----     -----

ANTHEM RECORDING, INC.
                              Form 10-QSB
                             September 30, 1999


                                      INDEX
                                      -----


PART I FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1 FINANCIAL STATEMENTS

         Consolidated Balance Sheets:
            September 30, 1999                                          3

         Consolidated Statements of  Income:                            4
            Three-Month Periods Ended
            August 31, 1999 and 1998

         Notes to Consolidated Financial Statements                     4

         Research and Development                                       5

         Employees                                                      5

         Management Discussion                                          6


   PART II OTHER INFORMATION                                            8

ITEMS 1-6

Exhibit                                                                10

Anthem Recording West Inc.
11423 W. Bernardo Ct.
Suite 100
San Diego, CA 92127-1639




                                  BALANCE SHEET
                                   (unaudited)
                          For the months ended 09/30/99

CURRENT ASSETS                       ASSETS

         CASH IN BANK                  $ 25,663.44
                                       -----------

                  TOTAL CURRENT ASSETS                 $ 25,663.44

FIXED ASSETS

         COPYRIGHTS OF 36 SONGS          51,000.00
         START-UP COSTS                   2,083.00
                                        ----------
                                                         53,083.00
                                                       -----------

TOTAL ASSETS                                                         $78,746.44


                             LIABILITIES and EQUITY

CAPITAL OR EQUITY

         CAPITAL STOCK                $ 105,000.00
         NET PROFIT or LOSS            (26,253.56)
                                       ----------

                  TOTAL CAPITAL OR EQUITY              $ 78,746.44
                                                       -----------

TOTAL LIABILITIES and EQUITY                                          $78,746.44

Anthem Recording West Inc.
11423 W. Bernardo Ct.
Suite 100
San Diego, CA 92127-1639

                                     STATEMENT OF INCOME
                                        ( unaudited )
                                        From 07/01/99                 For the 9 Months
                                        To 09/30/99                 Ending 09/30/99

         OPERATING EXPENSE

BANK CHARGES                         $   0.00        100.00%     $  153.56       0.00%
CONSULTANT - ED BRACKEN              3,000.00          0.00%      8,000.00       0.00%
CONSULTANT - DAVID SPOON             3,000.00          0.00%      8,000.00       0.00%
CONSULTANT - CHRIS LUCIDI                0.00        100.00%      3,000.00       0.00%
OFFICE EXPENSES                        100.00          0.00%        100.00       0.00%
PROFESSIONAL SERVICES-LEGAL          5,000.00          0.00%      5,000.00       0.00%
PROFESSIONAL SERVICES-ACCOU          2,000.00          0.00%      2,000.00       0.00%
                                    ---------                    ---------


TOTAL OPERATING EXPENSE             13,100.00          0.00%     26,253.56       0.00%
                                    ---------                    ----------


NET INCOME or (LOSS)              $(13,100.00)         0.00%   $(26,253.56)      0.00%




NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

ITEM 2.

Plan of Operations

The Company has formulated a plan of operations for the next twelve months as detailed below. The Company intends to use the net proceeds of its revenues and credit line, if and when established, to improve its services, Web site advertising and promotions.

In the Company's opinion, proceeds from possible future equity funding and loans will satisfy its cash requirements for the next twelve months. The Company has financed its operations since inception from the sale of equity. During the next six months certain funds will need to be raised. The Company has no engineering, management or similar report that has been prepared or provided for external use by the issuer or underwriter.


By the end of fiscal 2000, the Company plans to have successfully introduced its services and eliminated any contractual complications concerning its business. In order to implement the strategic plan and meet the Company's anticipated working capital needs, the Company estimates that it will require an additional $100,000 in capital.

Despite low cash reserves, additional funds may be required in order to proceed with the business plan outlined above. These funds would be raised through additional private placements or other financial arrangements including debt or equity. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company's ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lack of available capital financing. If the Company is unsuccessful in securing the additional capital needed to continue operations within the time required, the Company will not be in a position to continue operations and the stockholders may lose their entire investment.

Special Note Regarding Forward-Looking Statements

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute 'forward-looking statements " within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures, the growth rate of the music industry, constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Research and Development

Since its inception, the Company has devoted significant time and some financial resources to research and development activities to develop its current products and services. The Company anticipates that a portion of its ongoing operations will continue to include research and development activities. Research and development expenditures are expected to increase in 2000. There is no assurance that the Company will successfully develop these services, or that competitors will not develop services sooner or services that are superior to the Company's service offerings.

Employees

As of September 15, 1999, the Company has one full-time employee who is primarily engaged in marketing and sales. Because the Company is in a developmental stage, two part-time consultants provide services to the Company in the areas of ongoing support research and development and financial consulting. The Company makes use of additional outside consultants and independent contractors to perform various functions, such as legal matters, programming, engineering, development, and accounting. The Company believes this approach not only allows it to limit expenses, but also provides maximum flexibility to react to a changing market environment. The Company's employees are not represented by a labor union. The Company believes that its employee relations are good.

The Company's executive offices are located at 11423 West Bernardo Court, San Diego, California 92127 in an approximately 300 square foot space. This space, which houses all of the Company's current operations, is leased on a month-to-month rental agreement. The monthly base rental payment under the agreement is approximately $250.

The Company expects to have two full-time employees by the end of 2000. The President will perform a multitude of company functions. A full-time office manager will be added in the second year, which would include bookkeeping, as well as accounts receivable and payable.

Management Discussion


                                    BUSINESS

The Company is a development stage company. The Company was incorporated in California on January 4, 1999, as "Anthem Recording West, Inc., Inc.", with authorized capital of fifty million (50,000,000) shares of common stock, par value $0.001 per share. There have been no amendments to the Company's charter. On January 31, 1999, the Company commenced an offering, pursuant to Regulation D of the Securities Act of 1933 (the "Act"), Rule 504, of up to 2,100,000 shares of its common stock at a price of $0.05 per share. This offering was conducted in order to raise money for working capital and inventory and was broken down as follows: $51,000 for purchase of existing business and song rights, $12,000 for officers salaries, $10,000 for legal fees, $7,500 for consulting fees, $5,000 for song production, $5,000 for musician talent search, $5,000 for multimedia promotions, $3,000 for incorporation expenses, $2,500 for travel expenses, $2,000 for stock transfer agent, and $2,000 for accounting fees. On March 31, 1999, this offering was completed with all shares being sold and issued for a total of $105,000 being received by the Company. A Form D was filed on March 31, 1999.

The consumer may access the Company at their corporate headquarters, located at 11423 West Bernardo Court, San Diego, California 92127 or by phone or at (858) 675-4445 or by fax at (858) 675-4443.

Company Background

The Company is in the publishing industry. The Company feels that by finding new and original material in the market, that has not yet been represented, it can be successful. This theory has resulted in the Company conducting several different interviews with potential clients. Spanning from Florida to California, and Seattle to Phoenix, there has been a flood of maturing and talented writers looking for assistance in their respective careers. The Company has engaged in negotiations with five of these such talents since inception. Contracts and funds are being contemplated to be committed for such projects as re-mixing of original materials, demo CDs and writing enhancements for existing material. In the process of funding the freshest talent available, the Company has on various occasions retained the services of consultants within a city in order to locate the best candidates recording in the more obscure music studios. The purpose of this strategy for the Company is to take full advantage of the largest pool of overlooked talent residing in various cities throughout the country. The most significant and prestigious recording studious deal primarily with established talents and musical acts with enormous financial backing. This reduces their own financial loss in any matter they may pursue. The opportunity to cultivate, in the earliest stages, talents and music, songs and bands create the highest profit potential for the Company. The Company follows the same business model that would be employed by professional sports, such as professional football, baseball, basketball, and hockey.

As the sports industry expanded its popularity, the so-called "talent scouts" looked to the long term college athletes in order to determine the best up and coming talent, but after a short while, the potential pool dried up from over extensive scouting. The answer to this problem, from which professional sports have been able to launch its extreme popularity jump, was to find talent in the earlier stages, i.e.: early college, high school, and the like. The Company is utilizing this business model from the sports industry in the music and talent industry. Utilizing this "scouting" aspect, the Company can sift through people and talents that deserve an opportunity to reach their fullest potential.

The Company has discovered what it believes to become excellent talent at the perfect time. Revenues from a single Beatles' song, charted, but not in the top ten, from the publishing value, have generated over $100,000,000. The value placed on that song continues to climb as each year passes. When the Company finds, enhances, and promotes that talent to its fullest potential, the profitability of the Company becomes closer to inevitable. The Company believes that it has engaged with groups and individuals that will bring the Company to the place of publishing recognition. This window of opportunity, engaged with raw and explosive talent has required the Company to use both its financial resources as well as it is various industry contacts. Many of these contacts have a self-value due to the nature of the music business. Without hesitation, the combination of contacts and actual expenditures create for the Company, limitless opportunities to generate income and to establish profit for the shareholders. While no business can guarantee success, the music business is a forum that is continually expanding, growing and developing, thereby giving the Company the potential to achieve financial rewards.

Currently, the contracts that the Company is using range from letters of intent to offer to contracts of song representation. The purpose of these or any other contracts is to establish in writing what has been agreed upon orally. Regardless of the debate, whether of not non-complete contracts in real estate of holographic wills are acceptable, aren't specifically in the State of California, A.S.C.A.P. and all other music industry regulators require written form of agreement. This of course for the purpose of eliminating lawsuits and general disagreements, which result in the loss of billions of dollars and are ultimately passed on to the public in the form of higher consumer prices. The other purpose for the Company to maintain cintracts in to keep an orderly system of tracking and filing clients.

The method of production is one of the key advantages that the Company has over the general competition. In association with the Company's studio, temporarily located in Phoenix, Arizona, the Company offers 24-hour availability and priority in song development and production. The quality and song production emitting from the Phoenix studio has earned it several significant awards and acknowledgements in the music industry. From having musical equipment (also referred to as "gear") that is state-of-the- art, the Phoenix studio has been awarded as one of the best recording studios by Mix Magazine, one of the Fore most authorities on recording production studio. In addition to local and state acknowledgement, this studio has also placed songs on the charts of Billboard Magazine, the single greatest authority on song activity in the world

A major Component of Production is the marketing of the songs and talent. Marketing can and will be expressed through all types of media, including but not limited to print, radio, television, the Internet, and word of mouth. Funds from the Company have not only been used to find the prospects and talent, but also to develop the most powerful marketing tools for each particular project so as to maximize the chances for success. The most popular form of media today is the Internet, growing at an exceptional rate and occupying the most powerful audience worldwide. The profit potential for this medium is incredible and most easily obtainable for the price available. To secure this medium, the Company is in the process of developing a site and name domain status to best suit the Company's needs.

Within the marketing venture of the Company lie many aspects, including packaging and presentation. The presentation of the finished project or significant demos are important to distinguish themselves from other groups and individuals. Knowing this, the Company feels it is very important to use the resources available to promote the prospects in which the Company has an interest in, sometimes sacrificing short-term losses for long-term gains.

Touring is a vital issue in the advancement of an artist, largely because it gives the consumer a chance to see their favorite personalities and celebrities up close rather than simply on an album. The Company plans to utilize the local, state, circuit, and national venues of touring, pending on the level of growth the particular music has spanned to. Name awareness is key to the decision of the type of touring that will take place, and touring will almost definitely increase the name awareness of the artists in itself. Touring creates many advantages in the local sector, such as increased airtime on radio stations. The Company plans to promote the most promising talents heavily and use the success of these artists to help other artists develop their talent into what could be a tremendous career.

There is a powerful community of musicians, writers, and talent that allows the interaction of new talents and materials in the music industry. The Company is in the process of signing contracts and potential joint ventures with businesses and groups that offer a substantial opportunity of taking advantage of this pool of talent.

The music industry is extremely versatile, able to hold a multitude of styles in an unlimited spectrum of sound. Due to fads and changes in the world's tastes, there is a constant revolving door around new varieties of music entering and leaving the industry scene. With this in mind, the Company believes it is best to be represented by a variety of styles and backgrounds rather than limit itself to a specific niche. This will allow the artists to prove to the Company why they are vital to the Company rather than searching the world over to find someone specific to fill a need in the scope of the Company.

There are two markets to target when developing music talents: the general public and the music industry. Interestingly the music industry holds a significant grasp on what the public wants, molding what the companies want the public to like into radio stations and music stores via request and popularity lists. Therefore, the music industry has a huge influence on the public perception of taste. Targeting venues that have an openness and affinity toward the new are vital to testing the marketability of new artists and their music styles. In dealing with both the proven style industries as well as the experimental styles of music, the Company hopes to offer a wide variance of prospects for the public.

Finally, the Company does not wish to participate in any form of "music" that is detrimental to society or may cause the public to perceive the Company as immoral. The Company knows there are numerous forms of music that are enjoyable and profitable so as to not be forced into signing artists that seem to devalue themselves as well as anyone they are associated with. This is not the direction that the Company wishes or plans to pursue at the present time or in the future.

                                     PART II

Item 1. Legal Proceedings

The Company is not involved in any material legal proceedings or litigation, and the officers and directors are aware of no other pending litigation, which would have a material, adverse effect on the Company.

Item 2. Changes in Securities

None

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of the security holders

None

Item 5. Other information

None

Item 6. Exhibits and reports on form 8K

EXHIBIT
NUMBER            DESCRIPTION                             LOCATION
------            -----------                             --------

27          FINANCIAL DATA SCHEDULE            FILED HEREWITH ELECTRONICALLY



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Anthem Recording, Inc.


Dated:  February 9, 2000                       By: /s/  David Spoon
                                                   -----------------------------
                                                        President