Form 10QSB/A
period 1999-09-30
ANTHEM RECORDING WEST INC
filed 2000-02-16
CIK 1083652

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACTS OF 1934

                For the quarterly period ended September 30, 1999



                             Anthem Recording West, Inc.
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

ANTHEM RECORDING WEST, INC.
                              Form 10-QSB
                             September 30, 1999


                                      INDEX
                                      -----


PART I FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1 FINANCIAL STATEMENTS

         Consolidated Balance Sheets:
            September 30, 1999                                          3

         Consolidated Statements of  Income:                            4
            Three-Month Periods Ended
            August 31, 1999 and 1998

         Consolidated Statement of Cash Flows                           5
            Three Months Ended September 30, 1999
            and Nine Months Ended September 30, 1999

         Notes to Consolidated Financial Statements                     4

         Research and Development                                       6

         Employees                                                      6

         Management Discussion                                          7


   PART II OTHER INFORMATION                                           10

ITEMS 1-6

Exhibit                                                                10

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

                           Anthem Recording West, Inc
                           For the Three Months Ended

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                          9/30/99       9/30/99
                                                          3 months      9 months
                                                          --------      --------
Cash flows from operating activities
         Net loss                                         (13,100)      (26,254)
         Increase in start up costs                        (1,510)       (2,083)
                                                         --------      --------
Net cash used in operating activities                     (14,610)      (28,337)



Cash flows used in investing activities
         Purchase of song titles                             --         (51,000)



Cash flows provided by financing
         Issuance of common stock for cash                   --         105,000
                                                         --------      --------
Net increase (decrease) in cash                           (14,610)       25,663


Cash and cash equivalents - beginning                      40,273          --
                                                         --------      --------

Cash and cash equivalents - ending                         25,663        25,663
                                                         ========      ========

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

                                               Anthem Recording West, Inc.


Dated:  February 9, 2000                       By: /s/  David Spoon
                                                   -----------------------------
                                                        President