Form 10KSB
period 1999-12-31
ANTHEM RECORDING WEST INC
filed 2000-04-14
CIK 1083652

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

------------------------

FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from -------------- to --------------

ANTHEM RECORDING WEST, INC.

(Exact name of small business issuer as specified in its charter)

California 3-0835561

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

11423 WEST BERNARDO COURT, SAN DIEGO, CALIFORNIA 92127

(Address of principal executive offices)

(858) 675-4445

(Registrant's telephone number, including area code)

------------------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01 per share

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year. ($42,752.00)

The number of shares outstanding of the Registrant's common stock as of December 31, 1999 was 10,000,000.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/

TABLE OF CONTENTS

PART I

Item 1. Description of Business 3

Item 2. Description of Property 7

Item 3. Legal Proceedings 7

Item 4. Submission of Matters to a Vote of Security Holders 7

PART II

Item 5. Market for Common Equity and Related Stockholder Matters 7

Item 6. Management's Discussion and Analysis or Plan of Operation 8

Item 7. Financial Statements 9

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure 18

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)

of the Exchange Act 18

Item 10. Executive Compensation 19

Item 11. Security Ownership of Certain Beneficial Owners and Management 19

Item 12. Certain Relationships and Related Transactions 20

Item 13. Exhibits, List and Reports on Form 8-K 20

This form 10-ksb contains "forward-looking statements" within the meaning of Section 27a of the securities act of 1933 and section 21e of the securities Exchange act of 1934. Any statements contained herein that are not statements of

Historical fact may be deemed to be forward-looking statements. Without limiting The foregoing, the words "believes," "anticipates," "plans", "expects" and Similar expressions are intended to identify forward-looking statements. The

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance and achievements of Anthem Recording West, Inc. To differ materially from those indicated by the forward-looking Statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

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

Contracts and funds are being contemplated to be committed for such projects as remixing of original materials, demo CDs and writing enhancements for existing material. In the process of funding the freshest talent available, the Company has on various occasions retained the services of consultants within a city in order to locate the best candidates recording in the more obscure music studios.

The purpose of this strategy for the Company, is to take full advantage of the largest pool of overlooked talent residing in various cities throughout the country. The most significant and prestigious recording studious deal primarily with established talents and musical acts with enormous financial backing. This reduces their own financial loss in any matter they may pursue. The opportunity to cultivate, in the earliest stages, talents and music, songs and bands create the highest profit potential for the Company. The Company follows the same business model that would be employed by professional sports, such as professional football, baseball, basketball, and hockey.

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

The Company has discovered what it believes to become excellent talent at the perfect time. Revenues from a single Beatle's song, charted, but not in the top ten, from the publishing value, has generated over $100,000,000. The value placed on that song continues to climb as each year passes. When the Company finds, enhances, and promotes that talent to its fullest potential, the profitability of the Company becomes closer to inevitable. The Company believes that it has engaged with groups and individuals that will bring the Company to the place of publishing recognition. This window of opportunity, engaged with raw and explosive talent, has required the Company to use both its financial resources as well as its various industry contacts. Many of these contacts have a self value due to the nature of the music business. Without hesitation, the combination of contacts and actual expenditures create for the Company, limitless opportunities to generate income and to establish profit for the shareholders. While no business can guarantee success, the music business is a forum that is continually expanding, growing and developing, thereby giving the

Company the potential to achieve financial rewards.

Currently, the contracts that the Company is using, range from letters of intent to offer to contracts of song representation. The purpose of these or any other contracts is to establish in writing what has been agreed upon orally.

Regardless of the debate, whether of not non-complete contracts in real estate of holographic wills are acceptable, aren't specifically in the State of California, A.S.C.A.P. and all other music industry regulators require written form of agreement. This of course for the purpose of eliminating lawsuits and general disagreements which result in the loss of billions of dollars and is ultimately passed on to the public in the form of higher consumer prices. The other purpose for the Company to maintain contracts in to keep an orderly system of tracking and filing clients.

The method of production is one of the key advantages that the Company has over the general competition. In association with the Company's studio, temporarily located in Phoenix, Arizona, the Company offers 24 hour availability and priority in song development and production. The quality and song production emitting from the Phoenix studio has earned it several significant awards and acknowledgements in the music industry. From having musical equipment (also referred to as "gear") that is state-of-the- art, the Phoenix studio has been awarded as one of the best recording studios by Mix Magazine, one of the foremost authorities on recording production studio . In addition to local and state acknowledgement, this studio has also placed songs on the charts of Billboard Magazine, the single greatest authority on song activity in the world.

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

Within the marketing venture of the Company lie many aspects, including packaging and presentation. The presentation of the finished project or significant demos is important to distinguish themselves from other groups and individuals. Knowing this, the Company feels it is very important to use the resources available to promote the prospects in which the Company has an interest in, sometimes sacrificing short-term losses for long-term gains.

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

Manufacturing

The Company does not plan to become a manufacturer of any of the services or products provided on behalf of the Company.

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

Patents, Trademarks and Proprietary Rights

The Company has not filed any patent applications with respect to its business. Although the Company does not believe that would presently provide a competitive advantage, there is no assurance that in the future patent protection will not be of substantial importance to the Company's business and future prospects.

There is no assurance that a court having jurisdiction over a dispute challenging their validity will not hold patents that may be issued to the Company in the future invalid or unenforceable. Even if patents are upheld and are not challenged, third parties might be able to develop equivalent technologies or products or services without infringing such patents or the Company could be required to expend substantial funds in order to defend its patents.

Any litigation regarding the Company's proprietary rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its products and services, any one of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, inasmuch as the Company obtains a substantial portion of its content and all of its products from third parties, its exposure to copyright infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such licensed content or products. The Company generally attempts to obtain representations as to the origins and ownership of such licensed content or products and generally obtains indemnification to cover any breach of any such representations; however, there can be no assurance that such representations will be accurate or that such indemnification will adequately protect the Company.

The Company has filed numerous songs that it owns the rights to with the American Society of Composers, Authors and Publishers (also referred to as ASCAP).

Competition The Company will face intense competition in every aspect of its business. Competition in this industry is extremely high and well financed. Large corporations have the ability to outbid on many of the artists that are popular simply because of the revenues they have at their disposal. Since competing for these artists would not only be a waste of time, but a waste of money, it is the goal of the Company to focus on the beginning stages of new artists that are not as courted by such companies. This creates a new competition with smaller companies similar to the Company. Much of the direct competition of these companies comes in the form of specialized music, or companies focusing on a particular area of the music industry. This creates an advantage for the Company in that there will be no specializing, but an acceptance of all types of music.

Government Regulation Although there are currently few laws and regulations directly applicable to the music production, it is likely that new laws and regulations will be adopted in the United States, and elsewhere, covering issues like extensive copyrights, privacy, pricing, sales taxes and characteristics and quality of music production. The Company's general liability not covered by insurance or in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Government Regulation and Legal Uncertainties The Company is not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There is currently only a small body of laws and regulations directly applicable to access to or commence on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Although sections of the CDA that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. The nature of such similar legislation and the manner in which it may be interpreted and enforced cannot be fully determined, and, therefore, legislation similar to the CDA could subject to the Company and/or its customers to potential liability, which in turn could have an adverse effect on the Company's business, results of operations and financial condition. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for the services of the Company or increase the cost of doing business or in some other manner have a material adverse effect on the Company's business, results of operations or financial condition.

In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the services of the Company or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, as the Company's products are available over the Internet in multiple states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country. The Company is qualified to do business in only a limited number of states, and failure by the Company to qualify as a foreign corporation in a jurisdiction where it is required to do so could subject the Company to taxes and penalties for the failure to qualify and could result in the inability of the Company to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the

Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

Possible Volatility of Stock Price

Factors such as quarterly variations in the Company's results of operations, announcements of technological innovations or new products by the Company, its competitors and others, market conditions in the industry and changes in financial estimates by public market analysts may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the stock market in general has recently experienced substantial price and volume fluctuations, which have affected the market prices of many high technology companies, particularly Internet-related companies, and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may materially and adversely affect the market price of the Company's Common Stock. Following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any such litigation against the Company could result in substantial costs and diversion of management's attention and other resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 5. Market for Common Equity and Related Stockholder Matters."

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently rents approximately 300 square feet of office space on a month to month basis.

The Companys corporate headquarters are located at 11423 West Bernardo Court, San Diego, California 92127.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of securities holders of the Company during the quarter ended December 31, 1999.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the year ended December 31, 1999 there were nine shareholders of Common Stock, there is no public market for the Company's stock. The Company has never paid dividends. At present, the Company does not anticipate paying any dividends on its Common Stock in the foreseeable future and intends to devote any earnings to the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This form 10-KSB contains "forward-looking statements" within the meaning of Section 27a of the securities act of 1933 and section 21e of the securities exchange act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors. That may cause the actual results, performance and achievements of Anthem Recording West, Inc. To differ materially from those indicated by the forward-looking statements.

Overview

The Company has formulated a plan of operations for the next twelve months as detailed below. The Company intends to use the net proceeds of its revenues and credit line, if and when established, to improve its services, Web site advertising and promotions.

In the Company's opinion, proceeds from possible future equity funding and loans will satisfy its cash requirements for the next twelve months. The Company has financed its operations since inception from the sale of equity. During the next six months-certain funds will need to be raised. The Company has no engineering, management or similar report that has been prepared or provided for external use by the issuer or underwriter.

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

ITEM 7. FINANCIAL STATEMENTS

The following Annual financial statements cover the period form inception through December 31,2000

REPORT OF INDEPENDENT AUDITORS ANTHEM RECORDING WEST, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 1999

INDEX

PAGE

INDEPENDENT AUDITORS REPORT F1

BALANCE SHEET F2

STATEMENT OF OPERATIONS F3

STATEMENT OF STOCKHOLDERS EQUITY F4

STATEMENT OF CASH FLOWS F5

NOTES TO FINANCIAL STATEMENTS F6-7

INDEPENDENT AUDITORS REPORT

TO THE BOARD OF DIRECTORS OF ANTHEM RECORDING WEST, INC.

We have audited the accompanying balance sheet of Anthem Recording West, Inc. (A Development Stage Company) as of December 31, 1999 and the related statement of operations, stockholders' equity and cash flows for the period from January 4, 1999 (inception) to December 31, 1999. These financials statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overa

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anthem Recording West, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the period from January 4, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the accompanying financial statements, the Company has no established source of revenue, which raises substantial doubt about its ability to continue as a going concern. Managements plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MERDINGER, FRUCHTER ROSEN & CORSO, P.C.

Certified Public Accountants

Los Angeles, California

February 5, 2000

ANTHEM RECORDING WEST, INC.

(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 1999

ASSETS

CURRENT ASSETS

Cash and cash equivalents $ 14,748

Note receivable 3,000

Total Current Assets 17,748

INTANGIBLE ASSETS 51,000

TOTAL ASSETS $ 68,748

LIABILITIES AND STOCKHOLDERS' EQUITY

TOTAL LIABILITIES $ -

STOCKHOLDERS EQUITY:

Common stock, $0.001 par value;

50,000,000 shares authorized;

10,000,000 shares issued and outstanding 10,000

Additional paid-in-capital 101,500

Deficit accumulated during

the development stage (42,752)

68,748

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $ 68,748

The accompanying notes are an integral part of the financial statements

ANTHEM RECORDING WEST, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 4,1999

(INCEPTION) TO DECEMBER 31, 1999

REVENUE $ -

GENERAL AND ADMINISTRATIVE EXPENSES 42,752

NET LOSS $ (42,752)

NET LOSS PER COMMON SHARE - basic and diluted $ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

OUTSTANDING - basic and diluted 8,065,510

The accompanying notes are an integral part of the financial statements.

ANTHEM RECORDING WEST, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS EQUITY

Deficit

Accumulated

Additional During the Total

Common Stock Paid-In Development Stockholder's

Shares Amount Capital Stage Equity

Balance, January 4, 1999 - $ - $ - $ - $ -

Issuance of common stock on

January 7, 1999 at $0.001, the

acquisition of the business plan:

7,900,000 7,900 - - 7,900

Issuance of Common

Stock for Cash:

March 16, 1999 at $0.05 1,800,000 1,800 88,200 90,000

March 21, 1999 at $0.05 10,000 10 490 500

March 22, 1999 at $0.05 40,000 40 1,960 2,000

March 23, 1999 at $0.05 30,000 30 1,470 1,500

March 24, 1999 at $0.05 10,000 10 490 500

March 29, 1999 at $0.05 70,000 70 3,430 3,500

March 30, 1999 at $0.05 39,000 39 1,911 1,950

March 31, 1999 at $0.05 101,000 101 4,949 5050

Offering expenses - - (5,000) (5,000)

Office space contribution by

stockholder - - 3,600 3,600

Net Loss - - - (42,752) (42,752)

Balance, December 31, 1999 10,000,000 $ 10,000 $101,500 $(42,752) $68,748

The accompanying notes are integral part of the financial statements.

ANTHEM RECORDING WEST, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 4, 1999

(INCEPTION) TO DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss $ (42,752)

Adjustments to reconcile net loss to net cash used

in operating activities:

Common stock issued for the acquisition of the business plan 7,900

Office space contributed by stockholder 3,600

NET CASH USED IN OPERATING ACTIVITIES (31,252)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Intangible Assets (51,000)

Note Receivable (3,000)

NET CASH USED IN FINANCING ACTIVITIES (54,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash 105,000

Offering costs (5,000)

NET CASH USED IN FINANCING ACTIVITIES 100,000

NET INCREASE IN CASH AND CASH EQUIVALENTS 14,748

CASH AND CASH EQUIVALENTS - beginning of period -

CASH AND CASH EQUIVALENTS ending of period $ 14,748

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

For the period from January 4, 1999 (inception) to December 31, 1999, the Company paid no interest or income taxes

NON-CASH INVESTING AND FINANCING TRANSACTION

Upon the formation of the Company, the Company issued 7,900,000 shares of the Company's common stock to a director of the Company. The shares were valued at $7,900, which relates to the directors actual out-of pocket cost and time to develop the Companys business plan.

A stockholder provides office services. These services have been accounted for as additional paid-in capital at a cost of $3,600, which was incurred by the stockholder.

The accompanying notes are an integral part of the financial statements.

ANTHEM RECORDING WEST, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Anthem Recording West, Inc. ("Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on March 12, 1996. It is managements' objective to operate the company as a Music Publisher.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Companys ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments r

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

Contemplating a line of credit with an established financial institution

Contemplating a private placement for the sale shares of the Companys common stock.

Continue to implement the Companys business plan and generate revenues from the activities of music publishing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturate of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceed FDIC insured levels at various times during the year.

ANTHEM RECORDING WEST, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the assets and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Research and Development

Research and development costs are expensed as incurred. For the period from January 4, 1999 (inception) to December 31, 1999, the Company had research and development cost of approximately $22,500, which has been included in general and administrative expenses.

Income Taxes

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

Earnings Per Share

During 1998, the Company adopted SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilative potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent

Comprehensive Income

In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 1999, the Company has no items that represent comprehensive income and therefore, has not included a schedule of Comprehensive Income in the accompanying financial statements.

Impact of Year 2000 Issue

As of December 31, 1999, the Company does not have any computer systems or customers and suppliers. Therefore, the issue of the year 2000 has no effect on the Companys current activities.

ANTHEM RECORDING WEST, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999

NOTE 2 - INTANGIBLE ASSETS

In February 1999, the Company purchased 36 song titles, which are copyrighted with the American Society of Composers, Authors, and Publishers. The song titles were purchased from a Company that is owned by the brother of the majority stockholder of the Company. The Company paid $51,000 for the 36 song titles. Since, the transaction was not an arms-length transaction, the acquisition cost was recorded at the original holders historical costs to copyright or purchase the song titles.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. A stockholder provides office services. These services have been accounted for as additional paid-in capital at the actual costs incurred by the stockholder.

NOTE 4 - STOCKHOLDERS EQUITY

Upon the formation of the Company, the Company issued 7,900,000 shares of the Company's common stock to a director of the Company. The shares were valued at $7,900, which relates to the directors actual out-of pocket cost and time to develop the Companys business plan.

In March 1999, the Company completed a private placement offering for up-to 2,100,000 shares of the Companys common stock for $0.05 per share for total proceeds of $105,000. In connection with the private placement the Company incurred $5,000 of expense related to advisory services. These expenses have been offset against the proceeds from the offering.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

There were no changes or disagreements with accountants on accounting or financial disclosure matters during the fiscal year ended December 31, 1999

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The Directors and executive officers of the Company, and their ages and positions as of December 31, 1999, are as follows:

NAME AGE POSITION

- --------------------------- --- -----------------------------------------------------

David Spoon .......... 35 President and Director

Jeffery Chatfield............ 35 Vice President and Director

Roger L. Bracken........... 60 Treasurer, Secretary and Director

Each of the above have been officers approximately since inception.

David Spoon - President, Member of the Board of Directors Mr. Spoon is currently serving as President and is also the Chairman of the Board of Directors. His job responsibilities include general supervision and control of all of the business and affairs of the Corporation. Mr. Spoon has had extensive involvement in the business community. Along side of creating a corporation that grew to over three hundred people, he also functioned as the chief executive officer for five years. He is also the president of Scribbler Productions and the vice president of Tuning Spoon Publishing. He hosted a radio show in Northern Arizona and is preparing to do the same in San Diego. He also currently works with professional athletes in marketing their business and charities as well. Mr. Spoon holds licenses for Real Estate and investments, and in addition holds three separate ordinations from different denominations.

Jeffery Chatfield - Vice President, Member of the Board of Directors Mr. Chatfield is currently the Vice President and a Member of the Board of Directors. His job responsibilities will consist of interior operations along with client relations. Mr. Chatfield is also currently the Vice President, Investor Relations of 1st Net Technologies, Inc., a professional Internet company located in San Diego as well. From 1991 to 1995 was Financial Consultant for A.G. Edwards & Sons. From 1995 to 1998 Mr. Chatfield was the Associate Vice President of Presidential Brokerage, Inc., a California corporation. He obtained his B.S. degree in Finance & Banking from National University.

Roger L. Bracken - Secretary & Treasurer, Member of the Board of Directors Mr. Bracken is currently serving as Secretary and Treasurer and is also a Member of the Board of Directors. His responsibilities with the Company will consist of the Company's accounting records (bills payable, receivable, payroll, taxes, etc.) Mr. Bracken has been in charge of endeavors such as purchasing and owning his own trucking company, and running his own trucking business. From 1978 until 1989, he acted as Business Manager for the Leneta Corporation.

Directors of the Company are elected to serve until the next annual meeting of stockholders (or special meeting in lieu thereof) and until their successors are duly elected and qualified. Executive officers of the Company are appointed by and serve at the discretion of the Board of Directors.

Section 16(a) Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5. Such officers, Directors and ten-percent stockholders are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Form 5s were required by the Company for such persons, the Company believes that all Section 16(a) reports applicable to its officers, Directors and ten-percent stockholders with respect to the fiscal year ended December 31, 1999 were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following sets forth-certain information as to the compensation awarded to the Company's executive officers and directors for the fiscal year ended December 31, 1999. No other compensation was paid or will be paid to any such officers other than the cash compensation set forth below.

David Spoon - President, Member of the Board of Directors - Received $12,000 in cash as compensation for the 1999 fiscal year.

Jeffery Chatfield - Vice President, Member of the Board of Directors - Received no compensation for the 1999 fiscal year.

Roger L. Bracken - Secretary & Treasurer, Member of the Board of Directors - Received no compensation for the 1999 fiscal year.

In fiscal 1999, the aggregate amount of compensation paid to all executive officers and directors as a group for services in all capacities was $12,000. Currently, there is no plan to pay any sort of compensation to the executive officers and directors for services in fiscal 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of December 31, 1999, by (i) each person (or group of affiliated persons) known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each of the Directors of the Company, (iii) each of the Named Executive Officers and (iv) all Directors and executive officers of the Company as a group:

(1) (2) (3) (4)

Name and address of Amount and Nature

Title of Class beneficial owner of beneficial owner Percent

-------------- ---------------- ------------------- -------

Common Stock David Spoon 7,900,000 79.0%

Restricted - *David Spoon is an Officer and Director of the Company

Common Stock John Puskas 1,800,000 16.0%

The address of all persons who are executive officers or Directors of the Company is in care of the Company.

This information may be accessed through the Company at their corporate headquarters, located at 11423 West Bernardo Court, San Diego, California 92127 or by phone or at (858) 675-4445 or by fax at (858) 675-4443.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company neither owns nor leases any real or personal property. A stockholder provides office services. These services have been accounted for as additional paid-in capital at the actual costs incurred by the stockholder.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to exhibits

a) Exhibit 3(i) - Articles of Incorporation - No changes have been made, therefore the company incorporates by reference the exhibit 3(i) filed with the Company's Form 10-SB filed 10-12-1999 and on Form 10-SB/A filed

01/26/00

Exhibit 3(ii) - By-Laws - No changes have been made, therefore the company incorporates by reference the exhibit

3(ii) filed with the Company's Form 10-SB filed 10-12-1999 and on Form 10-SB/A filed 01/26/00

Exhibit (27) - Financial Data Schedule - FDS is included with this filing.

b) No reports on Form 8-K have been filed by the company during the last quarter period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 11, 2000.

Anthem Recording West, Inc.

By: /s/ DAVID SPOON

David Spoon

PRESIDENT