Form 10QSB
period 2000-03-31
ANTHEM RECORDING WEST INC
filed 2000-05-22
CIK 1083652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

001-15385
(Commission file number)

ANTHEM RECORDING WEST, INC.
(Exact name of small business issuer as specified in its charter)

	California	33-0835561
	(State or other jurisdiction	(IRS Employer
	of incorporation or organization)	Identification No.)

11423 West Bernardo Court, San Diego, California 92127
(Address of principal executive offices)

(858) 675-4445
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 15, 2000 - 10,000,000 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	Anthem Recording West, Inc.
	Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of March 31, 2000	2

	Condensed Statements of Operations for
	the three months ended March 31, 2000 and 1999
	and cumulative during development stage from January 4, 1999
	to March 31, 2000	3

	Condensed Statements of Cash Flows for
	the three months ended March 31, 2000 and 1999
	and cumulative during development stage from January 4, 1999
	to March 31, 2000	4

	Notes to Condensed Consolidated Financial Statements	5-6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	7

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 2.	Change in Securities and Use of Proceeds	8

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Submission of Matters to a Vote of Security Holders	8

Item 5.	Other Information	8

Item 6.	Exhibits and Reports on Form 8-K	8

SIGNATURES		9

Part III.	EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ANTHEM RECORDING WEST, INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2000
(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$ 14,748
Notes receivable	3,000
TOTAL CURRENT ASSETS	17,748

INTANGIBLE ASSETS	51,000
TOTAL ASSETS	$ 68,748

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 2,500
TOTAL CURRENT LIABILITIES	2,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $0.001; 50,000,000 shares
authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	102,400
Deficit accumulated during the development stage	(46,152)
TOTAL STOCKHOLDERS' EQUITY	66,248

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 68,748

See accompanying notes to financial statements.

ANTHEM RECORDING WEST, INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative
			During the
	For the Three		Development
	Months Ended		Stage
	March 31,		1/4/99 to
	2000	1999	3/31/00

REVENUES	$ -	$ -	$ -

GENERAL & ADMINISTRATIVE EXPENSES	3,400	15,954	46,152

NET LOSS		$
	$ (3,400)	(15,954)	$ (46,152)

BASIC AND DILUTED LOSS PER COMMON
SHARE	$ (0.00)	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON OUTSTANDING	10,000,000	8,236,735	9,674,051

See accompanying notes to financial statements.

ANTHEM RECORDING WEST, INC.

(a Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
	For the Three		during the
	Months Ended		Development stage
	March 31,		January 4, 1999 to
	2000	1999	March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,400)	$ (15,954)	$ (46,152)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for acquisition of
Business plan	-	7,900	7,900
Office space contributed by stockholder	900	900	4,500
Changes in operating assets and liabilities:
Other current assets	-	(485)	-
Accounts payable	2,500	5,000	2,500

NET CASH USED IN OPERATING ACTIVITIES	-	(2,639)	(31,252)

CASH FLOWS FROM INVESTNG ACTIVITIES:
Purchase of intangible assets	-	(51,000)	(51,000)
Note receivable	-	-	(3,000)

NET CASH USED IN INVESTING ACTIVTIES	-	(51,000)	(54,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash	-	90,000	105,000
Offering costs	-	(5,000)	(5,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	85,000	100,000

INCREASE IN CASH	-	31,361	14,748
CASH, BEGINNING OF PERIOD	14,748	-	-

CASH, END OF PERIOD	$ 14,748	$ 31,361	$ 14,748

See accompanying notes to financial statements.

ANTHEM RECORDING WEST, INC.

(a Development Stage Company) NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY AND GOING CONCERN UNCERTAINTY:

Anthem Recording West, Inc. (the "Company") is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7. It is management’s objective to operate the Company as a Music Publisher.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31,1999. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

In the opinion of management, the accompanying unaudited interim condensed financial statements of Anthem Recording West, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999 and for the cumulative period during the development stage (January 4, 1999 to March 31, 2000) and its cash flows for the three months ended March 31, 2000 and 1999 and for the cumulative perio

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     ANTHEM RECORDING WEST, INC. (a Development Stage Company) NOTES TO FINANCIAL STATEMENTS, continued

(Unaudited)

NOTE 2 - EARNINGS (LOSS) PER SHARE:

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earni

NOTE 3 – RELATED PARTY TRANSACTIONS

A stockholder provides office space for the Company. The fair market value of the office rent is recorded as additional paid-in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has formulated a plan of operations for the next twelve months as detailed below. The Company intends to use the net proceeds of its private placement offering and credit line, if and when established, to improve its services, Web site advertising and promotions.

In the Company's opinion, proceeds from possible future equity funding and loans will satisfy its cash requirements for the next twelve months. The Company has financed its operations since inception from the sale of equity. During the next six months, certain funds will need to be raised. The Company has no engineering, management or similar report that has been prepared or provided for external use by the issuer or underwriter.

By the end of fiscal 2000, the Company plans to have successfully introduced its services and eliminated any contractual complications concerning its business. In order to implement the strategic plan and meet the Company's anticipated working capital needs. The Company estimates that it will require an additional $100,000 in capital.

Despite low cash reserves, additional funds may be required in order to proceed with the business plan outlined above. These funds would be raised through additional private placements or other financial arrangements including debt or equity. There is no assurance that such additional financing will be available when required in order to proceed with the business plan or that the Company's ability to respond to competition or changes in the market place or to exploit opportunities will not be limited by lac

Forward looking statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to fully implement its business plan and raise additional capital Although the Company believes the assumptions underlying the forward-looking statements contai

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits 27.1 - Financial Data Schedule (b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anthem Recording West, Inc.

By: /s/ David Spoon

David Spoon President