Form 10KSB/A
period 1999-12-31
ANTHEM RECORDING WEST INC
filed 2000-05-26
CIK 1083652

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 25, 2000 - 18,255,000 shares of Common Stock

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has no established source of revenue. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of assets that might be necessary in the event the Company cannot continue in existence.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31,1999. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

In the opinion of management, the accompanying unaudited interim condensed financial statements of Anthem Recording West, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999 and for the cumulative period during the development stage (January 4, 1999 to March 31, 2000) and its cash flows for the three months ended March 31, 2000 and 1999 and for the cumulative period during the development stage (January 4, 1999 to March 31, 2000).

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     ANTHEM RECORDING WEST, INC. (a Development Stage Company) NOTES TO FINANCIAL STATEMENTS, continued

(Unaudited)

NOTE 2 - EARNINGS (LOSS) PER SHARE:

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents.

NOTE 3 – RELATED PARTY TRANSACTIONS

A stockholder provides office space for the Company. The fair market value of the office rent is recorded as additional paid-in capital.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

On May 24, 2000, the Company announced that it had completed the acquisition of all of the issued and outstanding shares of Internet Investments, Inc. and its UK subsidiary, uDate.com, Ltd, (“uDate.com”) in exchange for 10,925,000 shares, or approximately sixty percent of the company’s outstanding shares.

During the next twelve months, new management intends to move forward with the business plan developed and implemented in the uDate.com subsidiary. uDate.com operates a commercial web site for Internet users looking for companionship. uDate.com is focused on being a global provider of quality relationship, matchmaking and dating service for people over twenty-one years of age. In addition, uDate.com will attempt to become a valuable Internet provider for quality advertising.

On May 2, 2000, the Company announced a $7,500,000 private placement of 1,000,000 units at $7.50 per unit. Each unit consists of one common share and one-half of a share purchase warrant. Each whole warrant will entitle the holder to purchase one additional common share at $7.50 if exercised in the first year and $10.00 if exercised in the second year.

The proceeds from the private placement will be used to repay debt and provide working capital for the Company's operations.

Forward looking statements

This statement includes projections of future results and forward looking statements as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements that are included in this 10-QSB, including statements of historical fact, are forward looking statements. Although Management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors could cause actual results to differ materially from the expectations disclosed in this statement, including without limitation, in conjunction with those forward looking statements contained in this statement.

Part II. OTHER INFORMATION Item 5. Other Information Stock dividend.

On April 25, 2000, the Company’s Board of Directors approved a two share for every one share stock dividend. Shareholders of record as of April 28, 2000 participated in this Dividend. All share and per share figures have been adjusted to reflect this dividend.

Acquisition of Internet Investments, Inc.

On May 24, 2000, the Company announced that it had completed the acquisition of all of the issued and outstanding shares of Internet Investments, Inc. and its UK subsidiary, uDate.com, Ltd, (“uDate.com”) in exchange for 10,925,000 shares, or approximately sixty percent of the company’s outstanding shares.

Private placement of shares

On May 2, 2000, the Company announced a $7,500,000 private placement of 1,000,000 units at $7.50 per unit. Each unit consists of one common share and one-half of a share purchase warrant. Each whole warrant will entitle the holder to purchase one additional common share at $7.50 if exercised in the first year and $10.00 if exercised in the second year.

Subsequent events

Upon completion of the acquisition of Internet Investments, Inc. the Company made application to change its name to “uDate.com, Inc.” The application included a symbol change on the OTC bulletin board from “ANRW” to “UDAT” effective May 30,2000. As a result of the acquisition, the Company’s board of directors will consist of Melvyn Morris, Howard Thacker, Geoff Shingles and Ken Olissa. Mr. Morris shall be acting President and Mr. Thacker acting Secretary.

Item 6. Exhibits and Reports on Form 8-K (a) Exhibits 27.1 - Financial Data Schedule (b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anthem Recording West, Inc.

By: /s/ Eric Boehnke

Eric Boehnke President