Form 10QSB
period 2000-06-30
ANTHEM RECORDING WEST INC
filed 2000-08-14
CIK 1083652

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2000

         [   ]    Transition Report Pursuant to Section 13 or 15(d) of the
                  Exchange Act

         For the transition period from _________ to _________

         Commission File number 001-15385

                                 UDATE.COM, INC.

             (Exact name of registrant as specified in its charter)

                California                                 330835561
         (State of incorporation)              (IRS Employer Identification No.)

                     New Enterprise House, St Helens Street,
                             Derby, England DE1 3GY
                    (Address of principal executive offices)


                                 (877) 815-2955
                         (Registrant's telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

As of August 11, 2000, there were 18,255,000 shares of registrant's Common Stock, $0.001 par value, outstanding.

                        UDATE.COM, INC. AND SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                             Page No.

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets -
              June 30, 2000 and March 1, 1999                                                    3

              Condensed Consolidated Statements of Operations -
              Three and Four Months ended June 30, 2000 and 1999                                 4

              Condensed Consolidated Statements of Cash Flows -
              Three and Four Months ended June 30, 2000 and 1999                                 5

              Notes to Condensed Consolidated Financial Statements                               6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                 11

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                  31

Item 2.       Changes in Securities                                                              31

Item 3.       Defaults upon Senior Securities                                                    32

Item 4.       Submission of Matters to a Vote of Security Holders                                32

Item 5.       Other Information                                                                  32

Item 6.       Exhibits and Reports on Form 8-K                                                   33

              Signatures                                                                         34

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 UDATE.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                         30-JUN-00             1-MAR-00
                                                                                        (UNAUDITED)
ASSETS
Current assets:                                                                                      $                    $
    Cash                                                                                   6,419,653                6,460
    Trade accounts receivable                                                                  9,229                6,318
    Due from officers and employees                                                           20,504                7,894
    Prepaid expenses and other current assets                                                178,334               18,753
                                                                                     ------------------    -----------------

                   Total current assets                                                    6,627,720               39,425
                                                                                     ------------------    -----------------

Plant and equipment                                                                               --                  --
    Computer and office equipment                                                            570,041              288,523
    Less:  Accumulated depreciation                                                          214,978              156,020
                                                                                     ------------------    -----------------
    Net plant and equipment                                                                  355,063              132,503
                                                                                     ------------------    -----------------

                                                                                           6,982,783              171,928
                                                                                     ==================    =================


Current liabilities:
    Current portion of obligations under capital leases                                       74,178              78,149
    Accounts payable and accrued liabilities                                                 534,096               83,570
    Deferred revenue                                                                         147,140               22,926
    Prommissory note                                                                         150,000                   --
    Amounts due to officers and directors                                                         --              235,765
    Other current liabilities                                                                214,341              176,814
                                                                                     ------------------    -----------------
                     Total current liabilities                                             1,119,755              597,224

Obligations under capital leases, excluding
    current portion                                                                           45,637               63,945
                                                                                     ------------------    -----------------
                                                                                              45,637                   --
                                                                                     ------------------    -----------------
                     Total liabilities                                                     1,165,392              661,169
                                                                                     ------------------    -----------------

Stockholders' equity:
    Common stock, $.001 par value at June 30 2000, 1 Pound Sterling par value                18,255                  167
       at June 30 1999.  Authorised 50,000,000 and 1,000 respectively.
       Issued and outstanding 18,255,000 shares in 2000, 100 in 1999.
    Additional paid-in capital                                                             7,511,734                   --
    Retained earnings                                                                     (1,754,191)            (506,088)
    Accumulated other comprehensive income -cumulative
       translation adjustment                                                                 41,593               16,680
                                                                                     ------------------    -----------------
                     Total stockholders' equity                                            5,817,391             (489,241)

Commitments and contingencies                                                                     --                   --
                                                                                     ------------------    -----------------

Total liabilities and stockholders' equity                                                 6,982,783              171,928
                                                                                     ==================    =================

                                 UDATE.COM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    3 MONTH PERIOD ENDED                  4 MONTH PERIOD ENDED

                                                                30-JUN-00           30-JUN-99         30-JUN-00       30-JUN-99
                                                             -------------        ------------       ------------    ---------------
                                                                         $                   $                  $                 $
Sales                                                            132,294              11,533            162,899            12,731
Operating expenses
    Selling, general and administrative expenses                 685,637              31,437            744,531            40,530
    Advertising                                                  604,564               6,514            687,051             6,569

                                                             -------------        ------------       ------------    ---------------
Total operating expenses                                       1,290,201              37,951          1,431,582            47,099

                                                             -------------        ------------       ------------    ---------------
Net operating loss                                            (1,157,907)            (26,418)        (1,268,683)          (34,368)

    Interest income                                               28,138                  --             28,138                --
    Interest expense                                               7,558                 421              7,558               674

                                                             -------------        ------------       ------------    ---------------
Income before income taxes                                    (1,137,327)            (26,839)        (1,248,103)          (35,042)

Income taxes                                                          --                  --                 --                --

                                                             -------------        ------------       ------------    ---------------
Net loss                                                      (1,137,327)            (26,839)        (1,248,103)          (35,042)
                                                             =============        ============       ============    ===============


Basic and diluted earnings per share                               (0.08)              (0.00)             (0.09)            (0.00)

Weighted average number of shares used in                     13,985,879          10,711,835         13,188,226        10,711,835
    calculation of basic and diluted earnings per share


                                 UDATE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                3 MONTH PERIOD ENDED          4 MONTH PERIOD ENDED

                                                             30-JUN-00      30-JUN-99         30-JUN-00   30-JUN-99
                                                            -----------     ----------      -----------   ---------
                                                                      $              $                $           $
Net loss                                                     (1,137,327)     (26,839)       (1,248,103)    (35,042)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
    Depreciation of plant and equipment                          49,663       9,936             66,217      19,741
    Increase in trade accounts receivable, amounts
      due from officers and employees and preaid
      expenses and other assets                                (178,760)        137           (175,102)     (2,322)
    Increase in accounts payable and accruals,
      deferred income, amounts due to
      officers and directors and other creditors                320,461      12,075            385,069      12,354
                                                             -----------     ----------  -------------   ---------
Net cash provided by operating activities                      (945,963)     (4,691)          (971,919)     (5,269)

Cash flows from investing activities:
    Cash acquired with uDate.com,Inc                                 --          --             50,922          --
    Capital expenditures, including interest capitalized       (269,243)         --           (288,777)         --
                                                             -----------     ----------  -------------   ---------
                   Net cash used in investing activities       (269,243)         --           (237,854)         --
                                                             -----------     ----------  -------------   ---------
Cash flows from financing activities:
    Principal payments on under capital lease obligations       (16,662)         --            (22,279)         --
    Change in bank overdraft                                         --       4,691                 --       5,269
    Proceeds from issuance of common stock                    7,635,580          --          7,733,545          --
    Exchange difference proceeds from issuance of
      common stock                                                9,665                          9,665
                                                             -----------     ----------  -------------   ---------
                   Net cash provided by financing activities  7,628,583       4,691          7,622,966       5,269
                                                             -----------     ----------  -------------   ---------
Net increase (decrease) in cash and cash equivalents          6,413,377          --          6,413,193          --

Cash and cash equivalents at beginning of period                  6,276          --              6,460          --

Cash and cash equivalents at end of year                      6,419,653          --          6,419,653          --
                                                             ===========     ==========  =============   =========

                                 UDATE.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations, the changes in stockholders' equity and cash flows of uDate.com, Inc. for the interim periods presented.

The results of the three months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 8-K/A filed with the Commission in August 2000.

NOTE 2.  REVERSE ACQUISITION

On May 23, 2000, Anthem Recording West, Inc. (referred to herein as Udate.com Inc. or Anthem) issued 10,925,000 shares of Common Stock in exchange for all of the outstanding shares of capital stock of uDate.com, Ltd. (formerly Icebreaker Personal Network Ltd.), an English corporation (subsequently renamed"uDate.com, Ltd.") and its parent company, Internet Investments Inc., a Bahamian corporation ("Internet Investments Inc."), (the "Share Exchange Transaction") pursuant to the terms of a Share Exchange Agreement dated as of May 23, 2000 (the "Share Exchange Agreement"). uDate.com, Inc. and its subsidiaries Internet Investments Inc. and uDate.com Ltd are referred to herein as the "Company". The Share Exchange Transaction resulted in the former shareholders of Internet Investments Inc., and uDate.com, Ltd. controlling an aggregate of approximately 60% of the issued and outstanding shares of Common Stock of the Company pursuant to the Share Exchange Agreement. The Share Exchange Transaction is described, and the Share Exchange Agreement is included, in a Current Report on Form 8-K filed with the Commission on June 9, 2000, as amended by a Current Report on Form 8-K/A filed with the Commission in August 2000.

As part of the share exchange transaction, the Company raised new capital in the amount of $7,500,000 through a concurrent private placement of 1,000,000 units at $7.50 per unit. Each unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock at $7.50 per shares if exercised within the first year after issuance and $10.00 per share if exercised in the second year. If not exercised within two years, the warrants terminate.

Since the legal acquirer, uDate.com, Inc., had no operations and the stockholders in uDate.com Limited now own the majority of the shares in the Company, the accounting for this transaction is to treat uDate.com Limited as the accounting acquirer. The historical figures presented in these financial statements are therefore those of uDate.com Limited. The fair value of the net tangible liabilities of Anthem on May 23, 2000 ($105,758) were recorded as a reduction of the shareholders equity of uDate.com ltd. No goodwill was recorded in connection with this transaction. The Consolidated Statement of Operations for the three month and four month periods ended June 30, 2000 incorporate the results of the consolidated Company from May 23, 2000.

NOTE 3.  NATURE OF BUSINESS

uDate.com Limited, which currently comprises all of the Company's operations, is a UK based company providing internet dating services on a global basis. The Company is a technology business with primary operations consisting of a high quality, Internet based, Introduction, Matchmaking, Relationship and Dating Website. Our Website can be found using the URL http://www.udate.com.

Revenues are derived currently from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Web Site's private email and messaging services. The Company began selling advertising space on its web site in July 2000

NOTE 4.  LIQUIDITY

As of June 30, 2000, the Company has $6,419,653 of cash which was primarily raised from a recent equity offering. The Company believes that this cash will be sufficient to meet its liquidity needs for the next 12 months and, accordingly, has prepared its financial statements assuming that the Company will continue as a going concern. However, the Company is in a growth stage and it has experienced losses of $1,137,327 and $271,069 for the three month period ended June 30, 2000 and the 11 months ended March 1, 2000, respectively and negative cash flows from operations over those periods of approximately $900,000. If its operating results and cash flows from operations improve at a slower rate than is anticipated, the Company may need additional funding to meet its working capital needs. If additional funds are needed, the Company may seek additional financing through issuance of debt or by raising additional equity capital in the future. There can be no assurance that such financing will be available or, if it is available, that it will be on terms favorable to the Company.

NOTE 5.  SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The financial statements have been prepared on a consolidated basis. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual amounts could differ from those estimates.

REVENUE RECOGNITION

Revenue is currently derived from subscriptions to the services offered by the Company. Memberships may be purchased for periods of one, three, six or twelve months and payment is made by the subscriber in advance, usually by credit card. The revenue received is deferred and recognised on a straight line basis over the period of each subscription.

Deferred revenue comprises of subscription income to be earned in the future on agreements in existence and billed for at the balance sheet date.

FIXED ASSETS

Fixed assets are recorded at cost. Depreciation is calculated on a straight line basis to write off the cost of fixed assets over their estimated useful lives as follows::

         Office equipment           4 years
         Computer equipment         2 to 3 years

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments that have an original maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION

The company considers the pound sterling to be the functional currency of its UK operations. The reporting currency of the Company is the US dollar; accordingly, all amounts included in the consolidated financial statements have been translated into US dollars.

All assets and liabilities are translated into US dollars using the exchange rates in effect on reporting dates for assets and liabilities. Income and expenses are translated at average rates in effect for the periods presented. The cumulative currency translation adjustment is reflected as a separate component of stockholders' equity on the consolidated balance sheet.

INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date. Valuation allowances are recognised for deferred tax assets, if it is considered more likely than not, that all or some portion of the deferred tax assets will not be realised. Income tax expense is tax payable for the current period and the change during the year in deferred tax assets and liabilities.

ADVERTISING COSTS

Advertising costs are generally expensed as incurred. Advertising costs which relate to future periods are included on the balance sheet in prepaid expenses and expensed in the period that the advertising first takes place.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair values because of the short term nature of these instruments. The carrying value of the Company's capital lease obligations approximate fair value because the interest rates approximate the Company's current market rates.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based awards in accordance with the intrinsic value method established by APB Opinion No., 25 "Accounting for Stock Issued to Employees". No compensation expense is recognized for stock options granted when the exercise price of these options granted is equal to or greater than the fair market value of the Company's stock at the date of grant. The Company has also adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".

LEASES

Assets acquired under capital leases are capitalised as fixed assets and amortised over the asset's economic useful life, or over the period of the lease, whichever is the shorter period. Full provision is made for the capital cost outstanding on each asset so acquired, the interest element being written off as incurred.

All other leases are accounted for as `operating leases' and the rental charges are charged to expense on a straight line basis over the life of the lease.

NOTE 6.  EARNINGS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding the effect of any dilutive potential common stock. Diluted EPS reflects the potential dilution in the earnings of an entity that could occur as a result of any potential common stock outstanding during the period. For the periods presented herein, basic EPS is the same as diluted EPS since the Company reported a net loss for each period (i.e 1,150,000 potential common shares related to employee stock options and 500,000 potential common shares related to warrants were excludes from the EPS calculations since their impact was anti dilutive).


                                                  3 months           3 months         4 months         4 months
                                                    ended             ended            ended            ended
                                                June 30, 2000     June 30, 1999    June 30, 2000    June 30, 1999
                                                            $                $                 $                $
 Basic and diluted earnings per share
   Net loss                                         1,137,327           26,839         1,248,103           35,042

                                                   ----------       ----------        ----------       ----------
   Weighted average  number of common
     shares outstanding                            13,985,879       10,711,835        13,188,226       10,711,835

                                                   ----------       ----------        ----------       ----------

 Net loss per common share                               0.08             0.00              0.09             0.00

                                                   ==========       ==========        ==========       ==========


NOTE 7.  SHARE OPTION AGREEMENTS

The Company granted stock options to certain officers of the Company as follows:

(i) To purchase 1,000,000 shares of common stock at an exercise price of $7.50 per share. 50% of the options vest on May 10, 2001 and 50% vest evenly over the following twelve months.

(ii) To purchase 150,000 shares of common stock at an exercise price of $5.00 per share. These options vest over a period of 360 days from June 21, 2000.

NOTE 8.  STOCKHOLDERS' EQUITY


                                                                                             Accumulated
                                                                                                   other           Total
                                        Number         Common     Additional    Retained   comprehensive   stockholders'
                                        of shares       stock       capital     earnings          income          equity
                                                          $             $            $               $               $

 Balances at March 1, 2000             10,711,835        167            -       (506,088)        16,680         (489,241)

 Net loss to June 30, 2000                                -             -     (1,248,103)            -        (1,248,103)

 Net exchange differences on
   translation of sterling to US $                        -             -              -         24,913            24,913
                                                                                                          ---------------
 Comprehensive net loss                                                                                       (1,223,190)

 Shares issued in connection with:

 Offer to new investors in uDate.com

 Limited                                  213,165         -        223,880             -              -          223,880

 Reverse Acquisition (note 2) and
   Share reorganization                 7,330,000     18,088     7,287,854             -              -                -

                                                                                       -              -                -
                                       ----------   ---------  ------------  -------------  -------------  ---------------
 Balances at June 30, 2000             18,255,000     18,255     7,511,734    (1,754,191)        41,593       5,817,391

                                       ==========   =========  ============  =============  =============  ===============


NOTE 9.  SUBSEQUENT EVENT - PROMISSORY NOTE

The promissory note, which had an outstanding balance of $150,000 as of June 30, 2000, was repaid in full in August 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Item 2, as well as other portions of this document, includes certain forward-looking statements about the business, revenues, expenditures and operating and capital requirements of uDate.com, Inc. (formerly Anthem Recording West, Inc.) (the "Company" or "us"). In addition, forward-looking statements may be included in various other Company documents to be issued concurrently or in the future and in oral or other statements made by representatives of the Company to investors and others from time to time. Such statements are based upon current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events could differ significantly from those anticipated in such forward-looking statements. Such risks include, among others

       - the Company's liquidity,
       - significant variability in operating results, including variability in revenues and expenses,
       - fluctuating demand for new and established products and services,
       - dependence on development of new products and services,
       - increasing expenses for marketing and development of new products and services,
       - historical lack of profitability,
       - rapid technological change that affects the ability of the Company to respond to customer or market demands,
       - risks associated with global operations,
       - the continued and future acceptance of the Company's products and services,
       - the rate of growth in the Company's industries,
       - the presence of competitors with greater technical, marketing and financials resources, and
       - the ability of the Company to successfully expand its operations.

         Any of such statements and this discussion should be read in conjunction with the discussion of "Risk Factors" in this Item 2 and the Company's audited consolidated financial statements, including the notes thereto, included in its annual report for the fiscal year ended December 31, 1999, on Form 10-KSB filed with the Commission on April 14, 2000, as amended by Forms 10-KSB/A filed with Commission on May 23, 2000 and May 26, 2000, the audited financial statements, including the notes thereto, and pro forma consolidated financial statements included in the Current Report on Form 8-K/A filed with the Commission on August 14, 2000 in connection with the Company's acquisition of uDate.com, Ltd., and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB. The company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

         uDate.com, Inc., formerly Anthem Recording West, Inc., was incorporated in California on January 4, 1999 and originally was organized to provide representation and other services to musical artists such as songwriters and performers. However, the Company had minimal operations and earnings, and minimal business prospects, prior to May 23, 2000. The former management of the Company determined that the business model of the Company was not successful and sought to combine with or acquire a new business.

         On May 23, 2000, the Company issued 10,925,000 shares of Common Stock in exchange for all of the outstanding shares of capital stock of uDate.com, Ltd. (formerly Icebreaker Personal Network Ltd.), an English corporation ("uDate.com, Ltd.") and its parent company, Internet Investments Inc., a Bahamian corporation ("Internet Investments Inc.") (the "Share Exchange Transaction"), pursuant to the terms of a Share Exchange Agreement dated as of May 23, 2000 (the "Share Exchange Agreement"). At the consummation of the Share Exchange Transaction, the former shareholders of Internet Investments Inc. held approximately 60% of the issued and outstanding shares of Common Stock of the Company. The Share Exchange Transaction is described, and the Share Exchange Agreement is included, in a Current Report on Form 8-K filed with the Commission on June 9, 2000, as amended by a Current Report on Form 8-K/A filed with the Commission on August 14, 2000.

         Atlas Trust Company (Jersey) Limited, as trustee of Internet Investments Inc. Employees Benefits and Shares Trust, the former sole shareholder of Internet Investments Inc., now holds a majority (58.6789%) of the issued and outstanding shares of Common Stock of the Company. Immediately prior to the Share Exchange Transaction, the prior members of the Board of Directors resigned and appointed Melvyn Morris, Howard Thacker, Geoff Shingles and Ken Olisa as directors of the Company. The previous officers of the Company also resigned and Mr. Morris and Mr. Thacker were appointed officers of the Company.

         uDate.com, Ltd. was formed in February 1998 in England as "Icebreaker Personal Network Ltd." uDate.com, Ltd. is in the business of providing high quality Introduction, Matchmaking, Relationship and Dating Services to Internet users. Internet Investments Inc. was formed in the Bahamas in February 1998. Prior to the Exchange Transaction, Internet Investments Inc. owned over 98% of the capital stock of uDate.com, Ltd.

         The Share Exchange Transaction also provided the Company with working capital in the amount of $7,500,000 through a concurrent private placement of 1,000,000 units at $7.50 per unit. Each unit consists of one share of common stock of the Company and a warrant to purchase one-half of a share of common stock at $7.50 per shares if exercised within the first year after issuance and $10.00 per share if exercised in the second year.

         Upon completion of the acquisition of uDate.com, Ltd. and Internet Investments, Inc., the name of the Company was changed to "uDate.com, Inc." We also changed our ticker symbol on the OTC bulletin board from "ANRW" to "UDAT" effective as of May 30,2000.

         Melvyn Morris, CEO and President and Director, has over of 25 years of experience in information technology, including as chief executive of Prometrics Ltd which was sold to Platinum Technology in 1997 for $15 million. Mel Morris' earlier career included senior appointments with Wang Laboratories and Linklaters. Howard Thacker, COO and Secretary and Director, is a proven entrepreneur in the consumer goods sector having founded and developed what was at one time Europe's largest manufacturer and distributor of golf equipment which he sold in 1996. Mr. Geoff Shingles, CBE, Independent Director, is chairman of Imagination Technologies Group plc., a public company listed on the London Stock Exchange (IMG.L). Mr. Shingles has 40 years of experience in the IT industry. He was granted a CBE (Commander of the British Empire) in 1987 for his service to the IT industry. Mr. Ken Olisa, MA, Independent Director is Chairman & Chief Executive Officer of Interregnum plc, a high tech consulting and business development firm recently listed on the London AIM market. Mr. Olisa has spent almost 30 years in the IT industry.

         The Share Exchange Transaction has been accounted for as a reverse acquisition because the former shareholders of the acquired company (uDate.com, Ltd.) control the majority of the voting securities of the combined entity. As a result, the historical financial statements of the uDate.com, Ltd. become the financial statements of the Company and are therefore discussed below.

Operations

            We are a technology business with present operations consisting of a high quality, Internet based, introduction, matchmaking, relationship and dating services. Our Website can be found using the URL http://www.udate.com.

            Our revenues are derived primarily from two sources: (1) from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Website's private email and messaging services; and (2) since July 2000, from the sale of advertising and promotional services to its membership base. In addition, we plan to explore other e-commerce activities in the future.

            We differentiate ourselves from our competitors by: (i) providing a "best in class" matchmaking capability; (ii) offering members an extensive global database; (iii) enabling members to readily find and communicate with those that match their criteria; (iv) building an Internet-based community; and
(v) focusing on quality provided by (a) appealing to those serious in their desire to meet someone, (b) offering a fast, friendly and pro-active customer service capability, and (c) empowering the membership with real-time self-regulation capabilities.

            Core competencies inherent within our "web model" include: (i) an ability to convert visitors to registered members; (ii) simple sign-up procedures that enable a dialogue to be established quickly and effectively with most site visitors; (iii) a balance of free and paying services which results in our industry leading conversions from non-paying to paying membership; (iv) facilities that encourage members to visit the site many times per week; (v) an ability to keep members active on the site (i.e., "stickiness") for, on average, in excess of 20 minutes per visit; (vi) an ability to serve high volume, customized page views to each member;

(vii) the capability to capture membership demographics and to support highly targeted advertising content; and (viii) an ability to provide industrial strength scalability and service. These core competencies are achieved through a combination of proprietary software, advertising and customer services.

Marketing

            Our primary marketing objective is to penetrate the online matchmaking market, initially in English speaking territories and later to expand into new geographic markets - first into developed, non English speaking territories and thereafter into developing territories. Essential in market penetration is brand development in both the business to consumer (B2C) and business to business (B2B) markets. In achieving this goal, we will explore traditional online and offline advertising, viral marketing techniques such as "tell a friend" programs, promotional activities and public relations (PR).

Metrics

            From launch in February 1999, our Website has achieved dramatic growth in key financial and other industry metrics described in the table below:


                ------------------ ------------------ ------------------- ---------------- ---------------
                                      Registered         * Membership       Page Views       UniqueSite
                Date / Y2K              Members            Receipts         (millions)         Visits
                ------------------ ------------------ ------------------- ---------------- ---------------
                  12 months to
                   12/31/1999           88,315             $164,583                             1.8M
                ------------------ ------------------ ------------------- ---------------- ---------------
                January                 13,643             $37,341              14              205k
                ------------------ ------------------ ------------------- ---------------- ---------------
                February                16,442             $36,397              17              292k
                ------------------ ------------------ ------------------- ---------------- ---------------
                March                   18,286             $39,541              22              449k
                ------------------ ------------------ ------------------- ---------------- ---------------
                April                   25,552             $60,972              30              554k
                ------------------ ------------------ ------------------- ---------------- ---------------
                May                     37,624             $78,288              47              712k
                ------------------ ------------------ ------------------- ---------------- ---------------
                June                    78,386             $118,041             83              930k
                ------------------ ------------------ ------------------- ---------------- ---------------
                6 Months
                to June 2000            278,248            $370,580
                ------------------ ------------------ ------------------- ---------------- ---------------

*Membership receipts represent actual cash received from paying members. As 1, 3, 6 and 12 month memberships may be purchased, membership receipts shown above will differ from membership revenues quoted elsewhere in this document and the Company's financial statements because customer payments are received at the beginning of the subscription period and recognized as revenue over the life of the subscription period.

            The compound monthly growth in registered members is 45% per month. Membership revenues which typically have a 4-6 week lag (i.e., between registration and payment) have tracked new registered members. Page views and Unique Site Visits (i.e., visits by separate users rather than repeat visits by the same user) have also followed the monthly growth in registered members with compound growth of 45% per month.

            As of June 30, 2000, more than 80% of our registered members resided within North America and 85% of our registered members are between the ages of 21 and 50.

The Future

            Our core competency lies in our highly effective proprietary matchmaking database and web technology. We believe members return to the uDate.com Website time after time because it allows them to quickly find and communicate with people who meet their specific criteria and are also looking for someone like them. This technology is highly flexible may be leveraged in many other social community (sport, special interest, etc.) or business community (employee recruitment and selection, research, etc.) environments.

            The high quality demographics endemic to our applications will also provide a powerful platform for highly targeted web advertising. We plan to patent and develop a number of complementary proprietary and open technologies in the field of demographic surveys, web advertising and privacy of user information. These technologies are already in development and the Company expects to bring these to market over the next two quarters. We believe these developments will allow us to expand our B2B revenues.

RESULTS OF OPERATIONS FOR THE THREE AND FOUR MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999.

REVENUES

            Membership revenues for the three months ended June 30, 2000 were $132,294 representing an increase of 1,047% as compared to the total net revenues of $11,533 for the three months ended June 30, 1999. Membership revenues for the four months ended June 30, 2000 were $162,899, representing an increase of 1,179% as compared to the total net revenues of $12,731 for the four months ended June 30, 1999. This increase is due to the greater awareness and performance of the uDate.com Website as a consequence of traditional marketing activity and improvements to the technical functionality and performance of the Website.

            From July 1, 2000, we began offering banner advertising in the B2B market. We expect to aggressively develop this aspect of our B2B business during the third quarter of 2000 and beyond. Twenty-one million ads were displayed in the month of July 2000, the first month that we began selling online advertisements, generating revenues of $61,000 and complimenting membership revenues of approximately $197,000. During the first week of August 2000, 17,500,000 advertisements were displayed. The company expects the number of advertisements to grow steadily over the next few months. Currently, all advertisements are being served on a "run of site basis" using third party advertising technology. In this context, "run of site" means that the advertisement can be viewed on all pages of our Website and are not targeted, for example, at individuals based on demographic information provided). Beginning in the fourth quarter of 2000, we plan to begin providing highly targeted advertising using our own proprietary technology. This will result in much higher "click rates" (i.e., visits to the advertiser's Website) for advertisers and a commensurate increase in revenues.

SALES AND MARKETING EXPENSE

            Sales and Marketing expenses increased during the three months ended June 30, 2000 to $604,564 from $6,514 in the three months ended June 30, 1999. Sales and Marketing expenses increased during the four months ended June 30, 2000 to $687,051 from $6,569 in the four months ended June 30, 1999.

            During the first twelve months of operation we consciously limited Sales and Marketing costs. The business focus was on developing and refining the Website and associated business model.

            We have recently begun an aggressive sales and marketing program to leverage our product in order to develop u.Date.com into a leading brand.

            The increased sales and marketing costs are a direct result of our efforts to rapidly establish a critical mass of members necessary to broaden our market appeal to both members and potential advertisers. The mainstream promotional activities which centered around `on web' advertising have proved highly effective and have resulted in our significant savings in new membership acquisition costs (measured as a cost per new member sign up).

            In the second half of 2000, we plan to complement online advertising by an effective offline presence such as high profile radio promotions, which we believe will have the effect of reaching new markets and developing brand awareness.

            Viral marketing techniques will be introduced during the next quarter to build membership at minimum cost. Membership referral promotions will be deployed to encourage current members to "tell a friend", a practice which has proved very successful online for companies such as Hotmail and Amazon. In addition, customer services will be further developed to educate visitors in real time about the features, benefits and fun of the uDate.com Website. Along with a series of online promotions these tactics are expected to improve conversion to paying members.

GENERAL AND ADMINISTRATIVE EXPENSE

            General and Administrative expenses increased during the three months ended June 30, 2000 to $685,637 from $31,437 in the three months ended June 30, 1999. General and Administrative expenses increased during the four months ended June 30, 2000 to $744,531 from $40,530 in the four months ended June 30, 1999.

            For the period February 1998 through May 22, 2000 a number of officers and key employees, including Mel Morris (CEO), Howard Thacker (COO) and Anthony Dunn (CTO), carried out their duties without receiving regular remuneration. The operation was funded during this period by loans and working capital provided by Mel Morris and Howard Thacker.

            The increase in costs for the last quarter include $221,000 for the cost of employment for the company's officers and key employees.

            Other significant recurring costs include approximate figures of a) depreciation of $37,000, b) Repairs and maintenance $8,000, c) Office Lease Costs $9,500, d) Bank Charges $8,300, e) Telephone charges of $24,900, f) Travel and Subsistence $25,000, g) ISP Charges $20,000, h) Credit card processing $11,000, (i) legal, professional and consulting fees associated with the offering of units and acquisition of uDate.com, Ltd. of $88,000.

            Non-recurring costs include a) Severance payments of $36,000 to a former employee and b) Consulting services of $17,000.

PROPERTIES

            uDate.com leases 4,054 square feet at New Enterprise House, St. Helens Street, Derby. The above Lease has been entered into between Howtin Investments Limited and uDate.com Ltd. The rent is fixed at (pound)39,526.50 ($59,170) per annum and the term of the Lease extends for one year.

            In addition to the above property, the Company also has an arrangement with Regent Business Centres which provides a New York address at 575 Lexington Avenue, 4th Floor, New York, New York 10022. We are also currently considering leasing a 3,000 square foot office facility in New York City, to house US employees, including financial, administrative and web development staff.

LIQUIDITY AND CAPITAL RESERVES

            At June 30, 2000, the Company's principal sources of liquidity consisted of cash of $6,419,653 as compared to an overdraft of $6,460 at June 30, 1999. The Company's working capital position increased to $5,462,328 at June 30, 2000 from a negative working capital position of ($300,844) at June 30, 1999. The majority of the increase resulted from the $7,500,000 private placement of units described above and in Item 2(c) below.

         On the basis of the existing 2000 budget and forecasts to 2002, we anticipate that our maximum cash burn will not exceed $5,000,000. Notwithstanding this, however, we do not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company's historical operating results. Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital which would be dilutive to current stockholders.

YEAR 2000 COMPLIANCE

         Our business and operations experienced no material adverse effects from the calendar change to the year 2000 or from the leap year that occurred in 2000, and we have not been notified of any disruptions to or failures in the systems of any of our suppliers. We will continue to monitor our information technology and non-information technology systems and those of third parties with whom we conduct business throughout the year 2000 to ensure that any latent year 2000 issues that may arise are addressed promptly. Although we do not anticipate any additional expenditures relating to year 2000 compliance, we cannot provide any assurance as to the magnitude of any future costs until significant time has passed.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), will be effective for the Company for periods beginning after June 15, 2001. SFAS 133 requires that all derivative financial instruments be recognized in the balance sheet at fair value with changes in fair value recorded to the statement of operations or comprehensive income depending on the nature of the instrument. As the Company does not currently use any derivative financial instruments, it does not expect the standard to have a material effect on its financial statements.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), on December 3, 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the guidance of SAB 101 to have a material effect on its financial statements.

RISK FACTORS

Risks Related to Our Financial Condition and Business Model

         The Company has a limited operating history. The Company was formed in January 1999 in order to provide representation and other services to musical artists such as songwriters and performers. The Company had very limited operations and revenues, and limited business prospects, until May 23, 2000, the date of the acquisition of uDate.com. Ltd.

         uDate.com, Ltd. was established in February 1998 to provide high quality introduction, matchmaking, relationship and dating services to Internet users. The Company has changed its business strategy to that of its subsidiary uDate.com, Ltd.

         Due to the limited operating histories of each of the Company and its subsidiary, it will be difficult for you to evaluate the business and prospects of the Company and an investment in the Company. As a new company, we face risks and uncertainties relating to our ability to successfully implement our strategy. You must consider the risks, expenses and uncertainties that an early stage company in new and rapidly evolving markets like ours faces. Some of these risks include:

       - ability to sustain historical revenue growth rates;
       - ability to increase awareness of our brand;
       - managing our expanding operations;
       - competition;
       - attracting, retaining and motivating qualified personnel;
       - maintaining our current, and developing new, strategic relationships;
       - ability to anticipate and adapt to the changing Internet market and any changes in government regulation;
       - the level of usage of the Internet and traffic to the Company's Internet site;
       - continued acceptance of the Company's products and services;
       - demand for Internet advertising, seasonal trends in advertising sales, the advertising budgeting cycles of individual advertisers;
       - capital expenditures and other costs relating to the expansion of operations;
       - the introduction of new products or services by the Company or its competitors;
       - the mix of the services sold and the channels through which those services are sold;

       - pricing changes; and
       - general economic conditions and specific economic conditions in the Internet industry.

We have not been profitable, and we expect our losses to continue in the short term.

         Neither the Company nor uDate.com, Ltd. has ever been profitable. For the quarter ended June 30, 2000, we incurred a net loss of approximately $1,400,000. At June 30, 2000, we had an accumulated deficit of approximately $1,750,000. We expect to continue to lose money through 2000 because we anticipate incurring significant expenses in connection with building awareness of the uDate.com brand and related brands, rapidly expanding our sales, technology and other personnel, developing strategic relationships and improving our products and services. We forecast our future expense levels based on our operating plans and our estimates of future revenues. We may find it necessary to accelerate expenditures relating to our sales and marketing, products and technology and expansion efforts or to otherwise increase our financial commitment to creating and maintaining brand awareness or developing our products. Although the revenues of uDate.com, Ltd. have grown in this quarter, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability.

You should not rely on our quarterly operating results as an indication of our future results because they are subject to significant fluctuations.

         Fluctuations in our operating results or the failure of our operating results to meet the expectations of public market analysts and investors may negatively impact our stock price. Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. Fluctuations in our quarterly operating results could cause our stock price to decline. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

         -    mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;
         -    the demand for and acceptance of our Website, products, product enhancements and services;
         -    the timing, amount and mix of subscription and advertising;
         -    changes in general economic conditions;
         -    the magnitude and timing of marketing initiatives;
         -    the maintenance and development of our strategic relationships;
         - the introduction, development, timing, competitive pricing and market acceptance of our products and services and those of our competitors;
         -    our ability to manage our anticipated growth and expansion; and

         - technical difficulties or system downtime affecting the Internet generally or the operation of our products and services specifically.

         As a result of the factors listed above and because the online dating and matchmaking market is new and it is difficult to predict consumer demand, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. This could cause our stock price to decline.

Expense Levels and Changes in Pricing.

         Our expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term.

         Our major expenses are Sales and Marketing costs, Human Resource costs and Technology costs. We plan to increase these expenses in the future to provide for continued growth. These costs are subject to dynamic and, from time to time, significant variation. Sales and Marketing costs may vary at any time. Increases in these expenses can arise because, among other reasons, competitors could tie up vast quantities of web advertising space resulting in our being forced to buy at less cost effective prices. Human Resource costs are also highly dynamic. Internet Salaries have been increasing over the last several quarters. Technology costs may increase due to supply and demand issues. We rely heavily on leading edge technology and there is no guarantee that the price of this technology will remain available at today's prices. Any material increase in any of these costs could materially and adversely effect our business or operating results. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

            In addition, we anticipate that membership charges will increase during the next quarter. If our competitors aggressively pursue our members and potential members by offering lower membership rates, our membership base, revenues and operating results may be adversely effected.

Our business model is unproven and may not be adaptable to a changing market.

         If we are not able to anticipate changes in the online dating and matchmaking market or if our business model is not successful, we may not be able to expand our business or to successfully compete with other companies, which could have a material adverse effect on our business, results of operations and financial condition. Our current business model depends on recurring revenues from members and advertisers using our Website. Our revenue model and profit potential are unproven.

         Membership revenues depend upon (i) the conversion of new non-paying members to full paying members; and (ii) existing members renewing their membership for further periods. Given that it is the company policy not to automatically re-bill members on expiration of their membership period, there is always the chance that they may seek an alternative service and never return. Additionally, we anticipate that membership fees will increase and may have a negative effect on conversion and retention of existing paying members. This could occur if competitors act to undercut fees and aggressively recruit our members or if members feel the increase is too high. Our online advertising figures demonstrate strong growth at present; however, there is a general level of industry dissatisfaction with most forms of web advertising.

            If current members decide to discontinue our service and we are unable to replace them with new members, or if we are unable to prove that advertising on our Websites is effective, or if there is a general downturn in Internet advertising, our revenues could decrease or grow at a slower rate than expected. It is possible that we will be required to further adapt our business model in response to additional changes in the online dating and matchmaking market or Internet advertising or if our current business model is not successful.

         Additionally, the Company operates on a global basis with members in Europe and Asia, as well as North America. Changes in the economies, trade policies, and fluctuations in interest or exchange rates may have an impact on its future financial results. As the Company continues to operate more globally, seasonality may become an increasing factor in our financial performance.

We may not be able to obtain sufficient funds to grow our business and any additional financing may be on terms adverse to the interests of our stockholders.

         Because we expect to generate losses through the end of fiscal 2000 and possibly into 2001, we do not expect that income from our operations will be sufficient to meet our needs. We may have to raise additional funds in the future in order to fund our anticipated growth, more aggressive marketing programs or the acquisition of complementary businesses, technologies and services. Although the Company has received indications of interest to invest another $3,750,000 from Innovative Finance Limited, obtaining additional financing will be subject to a number of factors including market and economic conditions, our financial condition and operating performance and general investor sentiment.

         These factors may make the timing, amount, terms and conditions of additional financing unattractive for us. If we are able to raise additional funds and we do so by issuing equity securities, holders of our common stock may experience significant dilution of their ownership interest and holders of these securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could limit our flexibility in making business decisions. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business.

Risks Related to Our Markets and Strategy

We will only be able to execute our business model if use of the Internet grows and our infrastructure is adapted to that growth.

         If Internet usage does not continue to grow, we may not be able to meet our business objectives. Increased Internet usage will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with necessary speed, data capacity and security, and timely development of enabling products, such as high speed modems, for providing reliable Web access and services and improved content.
Internet usage may be inhibited by any of the following factors:

         - the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;
         - Websites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet;
         - The Internet industry may not be able to adequately respond to privacy concerns of potential users; and
         - Government regulation may decrease the utility of the Internet for some purposes.

         We cannot assure you that the Web infrastructure or Internet industry will be able to effectively respond to the demands placed on the Web by increased numbers of users, frequency of use or increased bandwidth requirements of users.

We may not be able to develop awareness of our brand name.

         We believe that continuing to build and maintain awareness of our brand name is critical to achieving widespread acceptance of our business and to sustain or increase the number of people who use our Website. Brand recognition is a key differentiating factor among providers of online dating and matchmaking services, and we believe it could become more important as competition in our industry increases. In order to maintain and build brand awareness, we must succeed in our marketing efforts, provide high quality services and increase the number of members using our Websites, particularly www.udate.com. If we fail to successfully protect, promote, position and maintain our brand names, incur significant expenses in promoting our brand and fail to generate a corresponding increase in revenue as a result of our branding efforts, or encounter legal obstacles which prevent our continued use of any of our brand names, our business, results of operations and financial condition could be materially adversely affected.

We may not be able to successfully introduce new or enhanced products and services.

         The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on our revenues. We expect to introduce enhanced products and services in order to generate additional revenues, attract and retain more members to our Website and respond to competition. Any new or enhanced product or service we introduce that is not favorably received could damage our reputation and the perception of our brand name.

We may lose business if we fail to keep pace with rapidly changing technologies and customer needs.

         To remain competitive, we must continually improve the responsiveness, functionality and features of our products and services and develop other products and services that are attractive to members. If we are unable to timely and successfully develop and introduce new services, products and enhancements to existing products in response to our industry's changing technological requirements, our revenues could be materially adversely affected. New Internet-based services, products or enhancements which we have offered or may offer in the future may contain design flaws or other defects that could require extensive modifications or result in a loss of client confidence.

We may lose members if our Website content is not attractive to them.

         Our future growth depends in part on our ability to attract and retain members. This in turn depends in part on our ability to deliver original and compelling content to these members. We cannot assure you that our content will be attractive to Internet users. We also cannot assure you that we will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to our Website. Internet users can freely navigate and instantly switch among a large number of Websites. In addition, many other Websites offer very specific, highly targeted content. These sites could have greater appeal than our Website to particular groups within our target audience.

Competitive Industry

            We operates in two of the most competitive sectors of the Internet, namely matchmaking/dating and web advertising. We currently enjoy a very strong position in the matchmaking/dating market - by this we mean that conversion levels from visitors to paying members is very high. The emergence of highly competitive technology and services aligned to aggressive pricing by competitors could cause us difficulty in attracting and retaining members and converting visitors to paying members.

            We have just begun our advertising business. The Internet advertising market is highly competitive and largely untested. Issues abound concerning privacy of personal information, accuracy of accounting for impressions, click rates and revenues. New technologies are emerging regarding multi-media, targeting, tracking and delivery. It is possible that our advertising technology may not prove as efficacious as we wish and could be made obsolete by numerous third parties who may be planning to launch competing products.

            We expect competition to continue to increase because the market poses no substantial barriers to entry. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

         - the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors;
         -    our customer service and support efforts;
         -    our sales and marketing efforts; and
         - the ease of use, performance, price and reliability of solutions developed either by us or our competitors.

         We compete with companies, as well as newspapers, magazines and other traditional media companies that provide dating and matchmaking services. We also compete with large Internet information hubs, or portals, such as Yahoo.com. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. These factors may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. We cannot assure you that our competitors will not develop products or services that are equal or superior to our solutions or that achieve greater market acceptance than our solutions. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

Our business and growth will suffer if we are unable to hire and retain highly skilled personnel.

         Our success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect our business. We do not maintain key person insurance for any member of our management team. In addition, certain members of our management team have joined us within the last year. These individuals have not previously worked together and are becoming integrated into our management team. If our key management personnel are not able to work together effectively or successfully, our business could be materially adversely affected.

         In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled employees for product development, sales, marketing, and customer service. Competition for such personnel in the Internet industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Management of the Company will also be required to manage growth of the Company in a manner that requires a significant amount of management time and skill. There can be no assurance that the Company will be successful in managing any future growth or that any failure to manage such growth will not have a material adverse effect on the Company's business, operating results or financial condition.

         In addition, though we have confidentiality agreements with each of our employees, if we were to lose a key employee, we cannot assure you that we would be able to prevent the unauthorized disclosure or use of our procedures, practices, new product development or client lists.

We may not be able to effectively manage our expanding operations.

         In order to execute our business plan, we must continue to grow significantly. If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately to revenues or our revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on our business, results of operations and financial condition. We have recently experienced a period of rapid growth that has placed considerable demands on our managerial, operational, financial and information system resources. We continue to increase the scope of our operations, and we have grown our workforce substantially.

            Our growth has placed, and our anticipated future growth combined with the requirements we face as a public company will continue to place, a significant strain on our management, operations, systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce. Our success depends to a significant extent on the ability of our executive officers and other members of senior management to operate effectively both independently and as a group. We will also need to continue to expand and maintain close coordination among our products and technology, finance and administration and sales and marketing organizations. We cannot assure you that if we continue to grow, management will be effective in attracting and retaining additional qualified personnel, expanding our physical facilities, integrating acquired businesses or otherwise managing growth. We cannot assure you that our information systems, procedures or controls will be adequate to support our operations or that our management will be able to successfully offer our products and services and implement our business plan.

A failure to establish and maintain partnerships and alliances with other Web properties could limit the growth of our business.

         We have entered into, and expect to continue to enter into, arrangements with third parties to increase our member base, bring traffic to our Website and enhance our brands. If any of our current agreements are terminated, we cannot assure you that we will be able to replace the terminated agreement with an equally beneficial arrangement. We also cannot assure you that we will be able to renew any of our current agreements when they expire or, if we are, that we will be able to do so on acceptable terms. We also do not know whether we will be successful in entering into additional partnerships and alliances or that any relationships, if entered into, will be on terms favorable to us.

We may not be successful in our plan for international expansion.

         We may not be able to successfully execute our business plan in foreign markets. If revenue from international ventures is not adequate to cover our investment in those ventures, our total revenues could be materially adversely affected. We believe that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important to continue to grow our business. Our future international operations might not succeed for a number of reasons including:

         -    difficulties in staffing and managing foreign operations;

         - competition from local dating services and cultural and sociological attitudes toward dating services;

         - operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;
         -    language and cultural differences;
         - legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;
         -    taxation issues;
         - unexpected changes in trading policies, regulatory requirements and exchange rates;
         - issues relating to uncertainties of laws and enforcement relating to the regulation and protection of intellectual property; and
         -    general political and economic trends.

We may not be able to successfully make acquisitions of or investments in other companies.

         We expect our growth to continue, in part, by acquiring complementary businesses, products, services or technologies. We expect to have discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. We cannot assure you that we will be able to identify suitable acquisition or investment candidates. Even if we do identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves several risks, including:

              -   availability of financing on terms we find acceptable;
              - diversion of our management's attention from other business concerns;
              -   retention of key personnel of the acquired company;
              - entry into markets in which we have little or no direct prior experience;
              - inability to identify and acquire businesses on a cost-effective basis;
              - inability to manage and integrate acquired personnel, operations, services, products and technologies into our organization effectively; and
              - inability to retain and motivate key personnel and to retain the clients or goodwill of acquired entities.

         In pursuing acquisitions, we may compete with competitors that may be larger and have greater financial and other resources than we have. Competition for these acquisition targets could result in increased prices. In addition, in executing our acquisition strategy, we may incur expenses without being able to identify suitable acquisition candidates, which could reduce our profitability.

Risks Related to the Internet and Our Technology Infrastructure

         To support our high level of growth it is critical that we scale our Website operations to support the growth and maintain acceptable levels of performance. We believe that the process of converting visitors to paying members highly sensitive to Website availability, performance, speed of page delivery and database operations. The company currently operates from a single point of presence. The existing London based web farm will be augmented with a second point of presence in Newark, New jersey by September 1, 2000. Until that time the company is highly vulnerable to catastrophic events. Any catastrophic failure at our facility could prevent us from serving our Web traffic for up to several days, and any failure of one or more of our Internet service providers may adversely affect our network's performance.

         Our technology has demonstrated its ability to scale in accommodating significant growth. However, we are among the "stickiest" (a quality which refers to the time visitors stay online or revisit the site) of sites on the web. As the performance of the service is enhanced following upgrade users typically stay online longer. This can make capacity planning extremely difficult giving rise to huge spikes in demand for services. The long-term scalability of our current technology will be a critical factor as the Company grows. Between now and the end of 2000, peak online users simultaneously connected at busy times are anticipated to grow from 3,000 online users to over 20,000. There has been an increase in the time users stay connected to the site following the last bandwidth upgrade. It is now common that 20% or more users are connected for more than 2 hours per logon. The trend in average logon times is also on the rise this will be a critical factor in influencing bandwidth and technology requirements.

         We may experience reduced visitor traffic, reduced revenue and harm to our reputation in the event of unexpected network interruptions caused by system failures. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our services could result in reduced visitor traffic, reduced revenue and could materially adversely affect our reputation and brand. Our servers and software must be able to accommodate a high volume of traffic. We have experienced system interruptions in the past, and we believe that these interruptions will continue to occur from time to time in the future. We believe that visitor traffic is also dependent on the timing and magnitude of our advertising. We have experienced monthly fluctuations in visitor traffic, including short-term reductions. Any substantial increase in demands on our servers will require us to expand and adapt our network infrastructure. If we are unable to add additional software and hardware to accommodate increased demand, we could experience unanticipated system disruptions and slower response times.

         Our clients may become dissatisfied by any system failure that interrupts our ability to provide our products and services to them or results in slower response times. We do not maintain business interruption insurance and our other insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service.

Breaches of our network security could be costly.

         We may be required to expend capital and resources to protect against or to alleviate security breaches, which could reduce our profitability. A significant barrier to confidential communications over the Internet has been the need for security. If unauthorized persons penetrate our network security, they could misappropriate proprietary information or cause interruptions in our services. Misappropriation of our and our customers' proprietary information or interruptions of our services could result in reduced visitor traffic and a loss of members. Computer viruses may cause our systems to incur delays or interruptions, which could reduce demand for our service and damage our reputation. Computer viruses may cause our systems to incur delays or other service interruptions and could damage our reputation and have a material adverse effect on our business, financial condition and results of operations. The inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability.

Risks Related to Legal Uncertainty

         We may become subject to burdensome government regulations and legal uncertainties affecting the Internet which could adversely affect our business. Legal uncertainties and new regulations could increase our costs of doing business, require us to revise our products or services, prevent us from delivering our products and services over the Internet or slow the growth of the Internet, any of which could increase our expenses, reduce our revenues or cause our revenues to grow at a slower rate than expected and materially adversely affect our business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. Moreover, the laws and the interpretation of laws concerning the recruiting industry are constantly changing.

         In addition, any imposition of state sales and use taxes on the products and services sold over the Internet may decrease demand for products and services that we sell over the Internet. The U.S. Congress passed legislation in 1998 which limits for three years the ability of states to impose any new taxes on Internet-based transactions. Failure by Congress to renew this legislation and the subsequent imposition of state taxes on Internet-based transactions could adversely affect our future operating results which could result in a decline in our stock price.

Intellectual Property Protection.

         We have developed technologies that we use in our business. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our proprietary rights in such technologies. The steps we have taken to protect our proprietary rights may not be adequate to deter misappropriation of proprietary information. We may not be able to detect unauthorized use of our proprietary information or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which we market or may market our services in the future are uncertain and may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. The proceedings also could involve a high degree of risk.

         Defending against intellectual property infringement claims could be time consuming and expensive, and we may be liable for infringing on the intellectual property rights of others. If we are not successful in defending against these claims, we could be subject to significant damages and the disruption of our business.

         At this time we have not filed any patent applications for our technologies. Patent protection may become important in the protection of the commercial viability of our products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. Our success therefore may in part depend on our ability to obtain strong patent protection or licenses to strong patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product or the underlying technologies. There can be no assurance that any patents issued or licensed to us will not be successfully challenged in the future or that any of our products will not infringe the patents of third parties. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require us to enter into costly litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all.

We may be liable as a result of information retrieved from or transmitted over the Internet.

We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on www.udate.com and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. We could also be sued for the content that is accessible from www.udate.com and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. We also offer email services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us against these types of claims. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not liable. If any of these events occur, our revenues could be materially adversely affected.

Other Risks

Our stock price may experience extreme price and volume fluctuations.

         The stock market in general and the market prices of shares in technology companies, particularly those such as ours that offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These fluctuations are in response to many factors, some of which are largely beyond our control. These factors include:

              -   quarterly variations in our results of operations;

              -   adverse business developments;
              -   changes in financial estimates by securities analysts;
              - investor perception of us and online matchmaking services in general;
              -   announcements by our competitors of new products and services;
                  and
              - general economic conditions both in the U.S. and in foreign countries.

         Since our stock price is potentially volatile, we may become subject to securities litigation which is expensive and could result in a diversion of resources. Litigation brought against us could result in substantial costs to us in defending against the lawsuit and a diversion of management's attention. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Since our stock price is volatile, we could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on our business and results of operations.

Future sales of our common stock may negatively affect our stock price.

         The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or as a result of sales by our existing stockholders, or the perception that these sales could occur. We have and will continue to have a large number of shares of common stock outstanding and available for resale. These sales might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Unregistered shares of our common stock currently outstanding are or will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of our common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale.

Forward Looking Statements.

         Certain of the matters discussed in this report may constitute "forward-looking" statements for purposes of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets or customers, the Company's objectives or plans for future operations and products and the Company's expected liquidity and capital resources. When used in this report, the words "anticipates," "estimates," "believes," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and therefore actual results could materially differ. These risks and uncertainties include, among others, the Company's continuing liquidity problems, significant variability in operating results, including variability in product revenues and gross margins, fluctuating demand for new and established products, dependence on development of new products, increasing expenses for marketing and development of new products, historical lack of profitability, rapid technological change that affects the ability of the Company to respond to customer or market demands, risks associated with global operations, the continued and future acceptance of the Company's products, the rate of growth in the industries of the Company's products, the presence of competitors with greater technical, marketing and financial resources, and the ability of the Company to successfully expand its operations.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) None

(b) None

(c) In connection with the Share Exchange Transaction described in Item 1 above and Item 4 below, the Company (1) issued 10,925,000 shares of Common Stock to the former shareholders of Internet Investments Inc. and uDate.com, Ltd., (2) issued 1,000,000 Units at $7.50 per Unit to Innovative Finance Limited pursuant to the terms of a Subscription Agreement, dated as of May 2000 and (3) granted Melvyn Morris and Howard Thacker options to purchase 525,000 and 475,000 shares of Common Stock, respectively, each at an exercise price of $7.50 per share.

         Each of the Units referenced above consists of one share of Common Stock and a one-half share purchase warrant. Each full warrant will entitle the holder to purchase one additional common voting share of the Company's Common Stock within two years after the effective date of the Share Exchange Transaction at a price of: (1) $7.50, if exercised on or before the first anniversary of the effective date of the Share Exchange Transaction; or (b) $10.00, if exercised after the first anniversary of the effective date of the Share Exchange Transaction. The Company also borrowed $1,050,000 from Innovative Finance Limited prior to the consummation of the Share Exchange Transaction. In connection with the sale of the Units, the debt owed to Innovative Finance Limited was converted into an additional 140,000 Units.
The shares of the Company's Common Stock issued in connection with the Units, assuming that all of the warrants issued in connection with the Units are exercised, constitutes 8.2% of the issued and outstanding shares of the Company's Common Stock, after giving effect to the Share Exchange Transaction.

         The shares, Units and options issued and sold in the Share Exchange Transaction were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

         On June 21, 2000, the Company issued options to purchase 75,000 of Common Stock of Registrant at $5.00 per share to each of Geoffrey Shingles, a director of Registrant, and Interregnum Venture Marketing Ltd. (and affiliate of Kenneth Olisa, a director of Registrant). The options were granted separately from and are not governed by Registrant's 2000 Stock Incentive Plan. The Options were granted pursuant to an exemption from registration under the Securities Act of 1933, as amended, afforded by Section 4(2) thereof.

(d) None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 10, 2000 the holder of a supermajority (approximately 80%) of the outstanding shares of Common Stock of the Company approved the issuance of 10,925,000 shares of common stock of the Company in connection with Share Exchange Transaction pursuant to the Share Exchange Agreement described in Item 1 above. The holders of capital stock of the Company were granted notice of the transactions and dissenters' rights in accordance with California law.

         The majority shareholder also (a) approved (1) the grant of registration rights to the former shareholders of Internet Investments Inc. and uDate.com, Ltd. pursuant to a Registration Rights Agreement dated as of May 5, 2000 among the Registrant and the shareholders of Internet Investments Inc. and uDate.com, Ltd. and (2) amendment of the Articles of Incorporation to change the Company's name from "Anthem Recording West Inc." to "uDate.com, Inc." to more accurately describe the proposed business of the Company and (b) ratified the actions of the directors in adopting the Company's 2000 Stock Incentive Plan and granting the Units and stock options described in Item 2(c) above.

         On the record date of the shareholder action, the Company had 50,000,000 shares of Common Stock, $0.001 par value, authorized, 30,000,000 shares of which were issued and outstanding. Each of the actions described in this Item 4 were approved by the holder of 23,700,000 shares of Common Stock.

         The Share Exchange Transaction is described, and the Share Exchange Agreement is included, in a Current Report on Form 8-K filed with the Commission on June 9, 2000, as amended by a Current Report on Form 8-K/A filed with the Commission on August 14, 2000.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         2.1 Share Exchange Agreement, dated as of May 23, 2000, by and among the Registrant, Internet Investments Inc., uDate.com, Ltd. and the selling shareholders named therein (1)

         3.1      Articles of Incorporation (2)

         3.2      Certificate of Amendment of Articles of Incorporation (3)

         3.3      Bylaws, as amended.(2)

         10.1 Subscription Agreement dated as of May 2000 by and between the Registrant and Innovative Finance Limited (1)

         10.2 Registrant's 2000 Stock Incentive Plan and form of Stock Option Agreement (1)

         10.3     Melvyn Morris Stock Option Agreement dated as of May 10, 2000
                  (1)

         10.4     Howard Thacker Stock Option Agreement dated as of May 10, 2000
                  (1)

         10.5 Notice of Non-Qualified Stock Option Award and Non-Qualified Stock Option Award Agreement between the Registrant and Geoffrey Shingles dated June 21, 2000 (3)

         10.6 Notice of Non-Qualified Stock Option Award and Non-Qualified Stock Option Award Agreement between the Registrant and Interregnum Venture Marketing Ltd. dated June 21, 2000 (3)

         27.1     Financial Data Schedule

         99.1 Press Release announcing the completion of the Share Exchange Transaction (1)

         (1) Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 9, 2000.

         (2) Incorporated herein by reference to the Company's Registration Statement on Form 10SB12B/A filed by the Company with the Commission on January 26, 2000.

         (3) Incorporated herein by reference to the Current Report on Form 8-K/A filed by the Company with the Commission on August 14, 2000.

(b) The Share Exchange Transaction, the issuance of options by the Company described in Items 1 and 4 above and a change in the Company's auditors are described in greater detail in a Current Report on Form 8-K filed with the Commission on June 9, 2000, as amended by a Current Report on Form 8-K/A filed with the Commission on August 14, 2000.

SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000

                                 UDATE.COM, INC.
                                 (Registrant)


                                 /s/ Melvyn Morris
                                 -----------------------------------------------

                                 Melvyn Morris, President