Form 10QSB/A
period 2000-06-30
UDATE COM INC
filed 2000-09-07
CIK 1083652

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 UDATE.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                         30-JUN-00             1-MAR-00
                                                                                        (UNAUDITED)
ASSETS
Current assets:                                                                                      $                    $
    Cash                                                                                   6,419,653                6,460
    Trade accounts receivable                                                                  9,229                6,318
    Due from officers and employees                                                           20,504                7,894
    Prepaid expenses and other current assets                                                178,334               18,753
                                                                                     ------------------    -----------------

                   Total current assets                                                    6,627,720               39,425
                                                                                     ------------------    -----------------

Plant and equipment                                                                               --                  --
    Computer and office equipment                                                            570,041              288,523
    Less:  Accumulated depreciation                                                          214,978              156,020
                                                                                     ------------------    -----------------
    Net computer and office equipment                                                        355,063              132,503
                                                                                     ------------------    -----------------

                                                                                           6,982,783              171,928
                                                                                     ==================    =================


Current liabilities:
    Current portion of obligations under capital leases                                       74,178              78,149
    Accounts payable and accrued liabilities                                                 534,096               83,570
    Deferred revenue                                                                         147,140               22,926
    Prommissory note                                                                         150,000                   --
    Amounts due to officers and directors                                                         --              235,765
    Other current liabilities                                                                214,341              176,814
                                                                                     ------------------    -----------------
                     Total current liabilities                                             1,119,755              597,224

Obligations under capital leases, excluding
    current portion                                                                           45,637               63,945
                                                                                     ------------------    -----------------
                                                                                              45,637                   --
                                                                                     ------------------    -----------------
                     Total liabilities                                                     1,165,392              661,169
                                                                                     ------------------    -----------------

Stockholders' equity:
    Common stock, $.001 par value at June 30 2000, 1 Pound Sterling par value                18,255                  167
       at June 30 1999.  Authorised 50,000,000 and 1,000 respectively.
       Issued and outstanding 18,255,000 shares in 2000, 100 in 1999.
    Additional paid-in capital                                                             7,511,734                   --
    Retained earnings                                                                     (1,754,191)            (506,088)
    Accumulated other comprehensive income -cumulative
       translation adjustment                                                                 41,593               16,680
                                                                                     ------------------    -----------------
                     Total stockholders' equity                                            5,817,391             (489,241)

Commitments and contingencies                                                                     --                   --
                                                                                     ------------------    -----------------

Total liabilities and stockholders' equity                                                 6,982,783              171,928
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


                                 UDATE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                3 MONTH PERIOD ENDED          4 MONTH PERIOD ENDED

                                                             30-JUN-00      30-JUN-99         30-JUN-00   30-JUN-99
                                                            -----------     ----------      -----------   ---------
                                                                      $              $                $           $
Net loss                                                     (1,137,327)     (26,839)       (1,248,103)    (35,042)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
    Depreciation of plant and equipment                          49,663       9,936             66,217      19,741
    Increase in trade accounts receivable, amounts
      due from officers and employees and preaid
      expenses and other assets                                (178,760)        137           (175,102)     (2,322)
    Increase in accounts payable and accruals,
      deferred income, amounts due to
      officers and directors and other creditors                320,461      12,075            385,069      12,354
                                                             -----------     ----------  -------------   ---------
Net cash provided by operating activities                      (945,963)     (4,691)          (971,919)     (5,269)

Cash flows from investing activities:
    Cash acquired with uDate.com,Inc                                 --          --             50,923          --
    Capital expenditures, including interest capitalized       (269,243)         --           (288,777)         --
                                                             -----------     ----------  -------------   ---------
                   Net cash used in investing activities       (269,243)         --           (237,854)         --
                                                             -----------     ----------  -------------   ---------
Cash flows from financing activities:
    Principal payments on under capital lease obligations       (16,662)         --            (22,279)         --
    Change in bank overdraft                                         --       4,691                 --       5,269
    Proceeds from issuance of common stock                    7,635,580          --          7,635,580          --
    Exchange difference proceeds from issuance of
      common stock                                                9,665                          9,665
                                                             -----------     ----------  -------------   ---------
                   Net cash provided by financing activities  7,628,583       4,691          7,622,966       5,269
                                                             -----------     ----------  -------------   ---------
Net increase (decrease) in cash and cash equivalents          6,413,377          --          6,413,193          --

Cash and cash equivalents at beginning of period                  6,276          --              6,460          --

Cash and cash equivalents at end of year                      6,419,653          --          6,419,653          --
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

NOTE 8.  STOCKHOLDERS' EQUITY


                                                                                             Accumulated
                                                                                                   other           Total
                                        Number         Common     Additional    Retained   comprehensive   stockholders'
                                        of shares       stock       capital     earnings          income          equity
                                                          $             $            $               $               $

 Balances at March 1, 2000             10,711,835        167            -       (506,088)        16,680         (489,241)

 Net loss to June 30, 2000                                -             -     (1,248,103)            -        (1,248,103)

 Net exchange differences on
   translation of sterling to US $                        -             -              -         24,913           24,913
                                                                                                          ---------------
 Comprehensive net loss                                                                                       (1,712,431)

 Shares issued in connection with:

 Offer to new investors in uDate.com

 Limited                                  213,165         -        223,880             -              -          223,880

 Reverse Acquisition (note 2) and
   Share reorganization                 7,330,000     18,088     7,287,854             -              -        7,305,942

                                                                                       -              -                -
                                       ----------   ---------  ------------  -------------  -------------  ---------------
 Balances at June 30, 2000             18,255,000     18,255     7,511,734    (1,754,191)        41,593       5,817,391
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

Date: September 6, 2000

                                 UDATE.COM, INC.
                                 (Registrant)


                                 /s/ Melvyn Morris
                                 -----------------------------------------------

                                 Melvyn Morris, President