Form 10QSB
period 2000-09-30
UDATE COM INC
filed 2000-11-13
CIK 1083652

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended September 30, 2000

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

As of November __, 2000, there were 18,255,000 shares of registrant's Common Stock, $0.001 par value, outstanding.

                        UDATE.COM, INC. AND SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                             Page No.

Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets -
              September 30, 2000 and March 1, 2000                                                3

              Condensed Consolidated Statements of Operations -
              Three and Seven Months ended September 30, 2000 and 1999                            4

              Condensed Consolidated Statements of Cash Flows -
              Three and Seven Months ended September 30, 2000 and 1999                            5

              Notes to Condensed Consolidated Financial Statements                                6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                11

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                                                  31

Item 2.       Changes in Securities                                                              31

Item 3.       Defaults upon Senior Securities                                                    31

Item 4.       Submission of Matters to a Vote of Security Holders                                31

Item 5.       Other Information                                                                  31

Item 6.       Exhibits and Reports on Form 8-K                                                   32

              Signatures                                                                         33


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 UDATE.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       September 30,             March 1,
                                                                           2000                  2000
                                                                       -------------             -----------
                                                                       (UNAUDITED)
ASSETS
Current assets:
         Cash                                                           $  2,913,985               $   6,460
         Trade accounts receivable                                            83,255                   6,318
         Due from officers and employees                                      26,142                   7,894
         Prepaid expenses and other current assets                           359,831                  18,753
                                                                       -------------             -----------
Total current assets                                                       3,383,213                  39,425
                                                                       -------------             -----------
         Plant and equipment
         Computer and office equipment                                     1,790,194                 288,523
         Less:  Accumulated depreciation                                     354,649                 156,020
                                                                       -------------             -----------
         Net computer and office equipment                                 1,435,545                 132,503
                                                                       -------------             -----------
Total assets                                                              $4,818,758                $171,928
                                                                       =============             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current portion of obligations under capital leases            $     70,177               $  78,149
         Accounts payable and accrued liabilities                          1,397,896                  83,570
         Deferred revenue                                                    376,670                  22,926
         Amounts due to officers and directors                                     0                 235,765
         Other current liabilities                                           229,578                 176,814
                                                                          ----------                 -------
Total current liabilities                                                 $2,074,321                $597,224
                                                                           =========                 =======
         Obligations under capital leases, excluding
         current portion                                                      29,039                  63,945
                                                                         -----------                --------
                                                                              29,039                  63,945
                                                                         -----------                --------
Total liabilities                                                         $2,103,360                $661,169
                                                                       =============             ===========
Stockholders' equity:
         Common stock, $.001 par value at September                           18,255                     167
         30, 2000, 1 Pound Sterling par value at September 30, 1999.
         Authorized 50,000,000 and 1,000, respectively. Issued and
         outstanding 18,255,000 shares in 2000, 100 in 1999.
         Additional paid-in capital                                        7,511,734                       0
         Retained earnings                                                (4,856,184)               (506,088)
         Accumulated other comprehensive income -                             41,593                  16,680
         cumulative translation adjustment
                                                                       -------------             -----------
         Total stockholders' equity                                        2,715,398                (489,241)
         Commitments and contingencies                                             0                       0
                                                                       -------------             -----------
Total liabilities and stockholders' equity                                $4,818,758               $ 171,928
                                                                       =============             ===========


                                 UDATE.COM, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended                  Seven Months Ended
                                                     SEPTEMBER 30,                        SEPTEMBER 30
                                                 -----------------------          -------------------------
                                                     2000           1999               2000          1999
                                                     ----           ----               ----          ----

Sales                                         $    541,690 $       39,889        $    704,589 $     52,620
Operating expenses
     Selling general and admin expenses          1,619,988         30,118           2,364,519       70,648
     Advertising                                 2,078,674              0           2,765,725        6,569
                                                ----------   ------------          ----------   ----------
Total operating expenses                         3,698,662         30,118           5,130,244       77,217

Net operating income/(loss)                     (3,156,972)         9,771          (4,425,655)     (24,597)

Interest income                                     57,522              0              85,660            0
Interest expense                                     2,543             86              10,101          760

Income/(loss) before income taxes               (3,101,993)         9,685          (4,350,096)     (25,357)

Income taxes                                             0              0                   0            0

Net income/(loss)                             $(3,101,993) $        9,685        $ (4,350,096) $   (25,357)
                                               ===========  =============         ===========  ===========

Basic and diluted earnings/(loss)                   (0.17)           0.00               (0.28)        0.00
per share

Weighted average number of shares               18,255,000     10,711,835          15,376,692   10,711,835
used in calculation of basic and
diluted earnings/(loss) per share


                                 UDATE.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Three Months Ended                 Seven Months Ended
                                                     SEPTEMBER 30,                       SEPTEMBER 30
                                                 -----------------------          -------------------------
                                                  2000            1999                2000          1999
                                                  ----            ----                ----          ----
Net income/(loss)                             $ (3,101,993)        $9,685        $ (4,350,096)    $(25,357)
Adjustments to reconcile net income/
(loss) to net cash provided by operating
     activities:
Depreciation of plant and equipment                139,671         14,792             205,888       34,533
Increase in trade accounts receivable,
     amounts due from officers and
     employees and prepaid expenses
     and other assets                             (261,161)        (2,556)           (436,263)      (4,878)
Increase in accounts payable and
     accruals, deferred income, amounts
     due to officers and directors and other
     creditors                                     958,567         (4,927)          1,343,636        7,427
                                             -------------       --------        ------------    ---------
Net cash provided by/(used in)
     operating activities                       (2,264,916)        16,994          (3,236,835)      11,725
Cash flows provided by/(used in)
     investing activities:
Cash acquired with uDate.com, Inc.                       0              0              50,923            0
Capital expenditures, including interest
     capitalized                                (1,220,153)             0          (1,508,930)           0
                                               -----------    -----------       -------------   ----------
Net cash used in investing
     activities                                 (1,220,153)             0          (1,458,007)           0
                                               -----------    -----------       -------------   ----------
Cash flows provided by/(used in)
     financing activities:
Principal payments on under capital
     lease obligations                             (20,599)             0             (42,878)           0
Change in bank overdraft                                 0         (7,670)                  0       (2,401)
Proceeds from issuance of common
     stock                                               0              0           7,635,580            0
Exchange difference proceeds from
     issuance of common stock                            0              0               9,665            0
                                           ---------------    -----------       -------------  -----------
Net cash provided by/(used in)
     financing activities                          (20,599)        (7,670)          7,602,367       (2,401)
                                               -----------       --------          ----------     --------
Net increase/(decrease) in cash
     and cash equivalents                       (3,505,668)         9,324           2,907,525        9,324
Cash and cash equivalents at
     beginning of period                         6,419,653              0               6,460            0
                                               -----------       --------        ------------     --------
Cash and cash equivalents at end
of period                                       $2,913,985         $9,324          $2,913,985       $9,324
                                                 =========          =====           =========        =====


                                 UDATE.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

The results of the three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 8-K/A filed with the Commission in August 2000.

NOTE 2.  REVERSE ACQUISITION

On May 23, 2000, Anthem Recording West, Inc. ("Anthem") issued 10,925,000 shares of Common Stock in exchange for all of the outstanding shares of capital stock of uDate.com, Ltd. (formerly Icebreaker Personal Network Ltd.), an English corporation (subsequently renamed"uDate.com, Ltd.") and its parent company, Internet Investments Inc., a Bahamian corporation ("Internet Investments Inc."), (the "Share Exchange Transaction") pursuant to the terms of a Share Exchange Agreement dated as of May 23, 2000 (the "Share Exchange Agreement"). Following the Share Exchange Transaction, Anthem changed its name to uDate.com, Inc. The Share Exchange Transaction resulted in the former shareholders of Internet Investments Inc., and uDate.com, Ltd. controlling an aggregate of approximately 60% of the issued and outstanding shares of Common Stock of uDate.com, Inc. pursuant to the Share Exchange Agreement. uDate.com, Inc. and its subsidiaries Internet Investments Inc. and uDate.com Ltd are referred to herein as the "Company". The Share Exchange Transaction is described, and the Share Exchange Agreement is included, in a Current Report on Form 8-K filed with the Commission on June 9, 2000, as amended by a Current Report on Form 8-K/A filed with the Commission in August 2000.

As part of the share exchange transaction, the Company raised new capital in the amount of $7,500,000 through a concurrent private placement of 1,000,000 units at $7.50 per unit. Each unit consists of one share of common stock of the Company and one warrant to purchase one-half of a share of common stock at $7.50 per share if exercised within the first year after issuance and $10.00 per share if exercised in the second year. If not exercised within two years, the warrants terminate.

Since the legal acquirer, uDate.com, Inc., had no operations and the stockholders in uDate.com Limited now own the majority of the shares in the Company, the accounting for this transaction is to treat uDate.com Limited as the accounting acquirer. The historical figures presented in these financial statements are therefore those of uDate.com Limited. The fair value of the net tangible liabilities of Anthem on May 23, 2000 ($105,758) were recorded as a reduction of the shareholders equity of uDate.com ltd. No goodwill was recorded in connection with this transaction. The Consolidated

Statement of Operations for the three month and seven month periods ended September 30, 2000 incorporate the results of the consolidated Company from May 23, 2000.

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

Revenues are derived principally from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Web Site's private email and messaging services. In addition, the Company began selling advertising space on its web site in July 2000

NOTE 4.  LIQUIDITY

As of September 30, 2000, the Company had $2,913,985 of cash which was primarily raised from a recent equity offering. The Company believes that this cash will be sufficient to meet its liquidity needs for the next 12 months and, accordingly, has prepared its financial statements assuming that the Company will continue as a going concern. However, the Company is in a growth stage and it has experienced losses of $3,101,993 for the three month period ended September 30, 2000 and $271,069 for the eleven month period ended March 1, 2000 and negative cash flows from operations over those periods of approximately $3,165,000. If its operating results and cash flows from operations improve at a slower rate than is anticipated, the Company may need additional funding to meet its working capital needs. If additional funds are needed, the Company may seek additional financing through issuance of debt or by raising additional equity capital in the future. There can be no assurance that such financing will be available or, if it is available, that it will be on terms favorable to the Company.

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

REVENUE RECOGNITION

Revenue is currently derived from subscriptions to the services offered by the Company. Previously, it was possible to purchase memberships for periods of one, three, six or twelve months, but as from mid-September, this was limited to a maximum of two months. Payment is made by the subscriber in advance, usually by credit card. The revenue received is deferred and recognised on a straight line basis over the period of each subscription.

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

FOREIGN CURRENCY TRANSLATION

The Company considers the US dollar to be the functional currency of its UK operations. This represents a change from the previous quarter since much of the Company's expenditure is now in dollars and the Company plans a move towards invoicing in dollars in the near future.

Previously, the Company considered the pound sterling to be the functional currency of its UK operations. The reporting currency of the Company is the US dollar; accordingly, all amounts included in the consolidated financial statements were translated into US dollars.

All assets and liabilities were translated into US dollars using the exchange rates in effect on reporting dates for assets and liabilities. Income and expenses were translated at average rates in effect for the periods presented.

The cumulative currency translation adjustment was reflected as a separate component of stockholders' equity on the consolidated balance sheet.

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

Valuation allowances are recognised for deferred tax assets, if it is considered more likely than not, that all or some portion of the deferred tax assets will not be realized. Income tax expense is tax payable for the current period and the change during the year in deferred tax assets and liabilities.

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

LEASES

Assets acquired under capital leases are capitalized as fixed assets and amortized over the asset's economic useful life, or over the period of the lease, whichever is the shorter period. Full provision is made for the capital cost outstanding on each asset so acquired, the interest element being written off as incurred.

All other leases are accounted for as `operating leases' and the rental charges are charged to expense on a straight line basis over the life of the lease.

NOTE 6.  EARNINGS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding the effect of any dilutive potential common stock. Diluted EPS reflects the potential dilution in the earnings of an entity that could occur as a result of any potential common stock outstanding during the period. For the periods presented herein, basic EPS is the same as diluted EPS since the Company reported a net loss for each period (i.e. 1,150,000 potential common shares related to employee stock options and 500,000 potential common shares related to warrants were excluded from the EPS calculations since their impact was anti dilutive).

                                                 Three Months Ended                  Seven Months Ended
                                                  SEPTEMBER 30,                         SEPTEMBER 30
                                                -----------------                     -----------------
                                                2000            1999                  2000         1999
                                                ----            ----                  -----        ----
Basic and diluted earnings per share
Net profit/(loss)                          $(3,101,993)   $       9,685       $ (4,350,096)    $   (25,357)
Weighted average number of
     common shares outstanding              18,255,000       10,711,835         15,376,692      10,711,835
Net profit/(loss) per common share               (0.17)            0.00              (0.28)          (0.00)

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

NOTE 8.  STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                                                                                   other              Total
                                 Number      Common       Additional   Retained    comprehensive    stockholders'
                                 of shares   stock        capital      earnings    income             equity

Balance at March 1, 2000         10,711,835    $   167   $        0    $  (506,088)  $   16,680     $  (489,241)
Net loss to June 30, 2000                                               (1,248,103)                  (1,248,103)
Net exchange differences
on translation of sterling to
US $                                                                                     24,913           24,913
                                                                                                  --------------
Comprehensive net loss                                                                                (1,233,190)

Shares issued in connection with:

Offer to new investors in
uDate.com Limited                   213,165                 223,880                                      223,880
Reverse Acquisition and
Share reorganization              7,330,000     18,088    7,287,854                                    7,305,942
                                --------------------------------------------------------------------------------
Balances at June 30, 2000        18,255,000     18,255    7,511,734     (1,754,191)      41,593        5,817,391
Net loss to September
30, 2000                                                                (3,101,993)                  (3,101,993)
Balances at September
30, 2000                         18,255,000    $18,255   $7,511,734    $(4,856,184)     $41,593       $2,715,398


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

         Any of such statements and this discussion should be read in conjunction with the discussion of "Risk Factors" in this Item 2 and the Company's audited consolidated financial statements, including the notes thereto, included in the annual report of Anthem Recording West, Inc for the fiscal year ended December 31, 1999, on Form 10-KSB filed with the Commission on April 14, 2000, as amended by Forms 10-KSB/A filed with Commission on May 23, 2000 and May 26, 2000, the audited financial statements, including the notes thereto, and pro forma consolidated financial statements included in the Report on Form 8-K/A filed with the Commission on August 14, 2000 in connection with the merger of Anthem Recording West, Inc and uDate.com, Ltd., the 10QSB filed with the Commission on August 14, 2000 as amended by Form 10QSB/A filed with the commission on September 7, 2000 and the Condensed Consolidated Financial Statements and the related Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB. The company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

         The Share Exchange Transaction also provided the Company with working capital in the amount of $7,500,000 through a concurrent private placement of 1,000,000 units at $7.50 per unit. Each unit consists of one share of common stock of the Company and a warrant to purchase one-half of a share of common stock at $7.50 per share if exercised within the first year after issuance and $10.00 per share if exercised in the second year.

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

       Martin Clifford, Executive Vice President, is a senior business manager recently of Williams Plc, an international conglomerate trading on the London Stock exchange. Martin joined udate.com in June 2000 and was appointed to oversee the operations and day to day management of the Company.

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

Operations

       The Company provides online matchmaking, romance, relationship and personal introduction services. The core of these services is a Web based software application that allows users to register and build a detailed profile that describes their basic features, personality, interests and may also include photographs. The profile can hold up to 120 individual elements of demographic and phsyco-graphic information. The user defines the person(s) they would like to meet using a similar process. Our applications then use this information to search the membership database and identify other members who meet the user's requirements and who are also looking for someone with the user's characteristics. This process is called "matching." Our matching technology is designed to allow a database of 1 Million members to be searched and scrutinized in less than 2 seconds returning a list of the top 200 matching profiles meeting the user's requirements.

       In addition to providing a high quality matching service, our web site also provides a range of communication features and monitoring services that combine to offer the user a custom built environment that we believe is unparalleled in its market sector. We allow all users to register as a member free of charge. A registered member can enter their profile, define the person(s) they would like to meet and run the match facility. Registered members may also browse other members profiles, see who else is online using the site and obtain a list of members who have shown interest in their profile. When a registered user has identified other members they are interested in , they are then required to pay for the ability to contact other members. Payment plans range from $7.95 for a 10 day sample program, $14.95 for 1 a month standard membership to $19.95 and $34.95 for 1 and 2 month Gold Memberships. Gold members have access to additional functionality and are given priority listing status against standard or free registered members having similar characteristics.

       The Company's Web application includes a number of safety features that the Company believes further differentiates it from its competitors and the ubiquitous and unmoderated chat rooms offered by ISP's and major portals. These features include total anonymity for the user within the membership, the ability for any user to block any and all activity with another user with whom they choose not to communicate, language filters that attempt to screen inappropriate words out of user names and some messages and totally private one on one communication (no public chat areas). The Company regularly reviews its safety features.

       Our Web site is targeted to those serious about making new friends or finding someone for dating, romance, long-term relationships and marriage. Our average paying member is in their mid-thirties earning in excess of $60,000 per year.

       The Company's web site can be found at HTTP://WWW.UDATE.COM; and uDate.com, Inc. investor relations can be found at HTTP://CORPORATE.UDATE.COM.

Our market sector

       The Company's service is timely - the rise in popularity in online dating is a consequence of ever changing lifestyles, coupled with the worldwide proliferation and acceptance of the Internet. We believe that people of all walks of life, including single, separated, divorced and widowed people, increasingly have a need for a formal intermediary in the dating process. The hectic pace of modern life leaves little time for searching for romance or making friends with similar interests. In addition, the same pressures are taking their toll on marriages, with divorce causing many people to have to re-enter the singles scene after years of absence. These pressures have led to the creation of a $600m market (Marketdate Enterprises). Our goal is to become the dominant competitor in this market space.

       We believe that we are a fast growing on-line singles' community. We also believe that our site has `best in class' matchmaking technology, and uses entertaining features and one-on-one messaging to attain a very high level of `stickiness'. We believe that we differentiate ourselves from our competitors by offering many unique features:

        - Access to a single, global data base presenting no geographical barriers to dating
        - Individually customized page views that map to the members' specific geographic and demographic preference, so members spend less time identifying someone of interest and more time communicating and building relationships than with competitor sites
        - Cross matching of data to a level of granularity made possible by the unique configuration of the database
        - The facility to see if other members have shown an interest in your profile
        - The ability to serve 180 million pages each month delivering up to 3,200 demographic pieces of information in just one third of a second
        - Truly personalized advertising
        - Confidential and secure member profiles

        The Company's revenues are derived primarily from two sources: (1) from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Website's private email and messaging services; and (2) since July 2000, from the sale of advertising and promotional services to its membership base. In addition, with the development of a focused sales and marketing team, and from Quarter 4, 2000 onwards, we believe that it will generate revenue by introducing exclusive category partnerships with sponsors, developing co-branded sites and the inclusion of 3rd party content.

       Since its inception in February 1998, uDate.com, Ltd, the Company's operating subsidiary, has been developing its core competencies and building the foundations of its business. This essential process was completed in September 2000 with the expansion of the Company's scalable server facilities into Secaucaus New

Jersey and the development of the membership base to a critical mass of 850,000 members. With these key essentials in place, the Company is now entering phase 2 of business strategy and looking forward to profitability in quarter 1, 2001.

Marketing

       With a critical mass of members and the necessary supporting infrastructure, we are now concentrating our efforts on the drive for profitability. There are three key components to this effort:

1) Reduced marketing expenses as the Company increases its focus on viral marketing campaigns. Such campaigns include our membership referral program and our partnership deals, where we provide online dating content to a variety of community sites, such as USAToday.com, vavo.com etc. The advantage of viral campaigns and partnership deals is that the cost is significantly less than traditional advertising, while the conversions rates are significantly higher.

2) Increased levels of conversion of registered to paying members. In the course of Quarter 4, we will aim to convert more registered members into paying members by focusing on signing up those over 25 who are seriously interested meeting people, and who are in a position to pay for our services.

3) Partnership and joint venture activities that provide new revenue opportunities from the addition of new chargeable services and features, advertising revenues and sales commissions. A number of initiatives are already at an advanced stage of negotiation and several of these will result in substantial agreements during Q4/2000 and early Q1/2001.

Technologies

       Our proprietary technology that drives our matchmaking business is state-of-the-art and we believe represents `best in class'. It is a unique application that is the culmination of extensive research and development over the last 2 1/2 years. This application provides sophisticated and subtle features that bring like minded or compatible members to each others attention. The results of this are best demonstrated by the numerous users who speak about the addictiveness of our site and by the number of casual users who are smitten by the matchmaking abilities. Many members are now active for more than 2 hours per day.

       In addition to the significant investment in the development of our web site and database application we have also laid the foundations of our Internet Infrastructure. The centerpiece is a $1.5 million investment in a New-Jersey-based web server farm featuring 20+ eight-way "Enterprise Class" Compaq servers supported by 155 Mbps of bandwidth. This infrastructure can support in excess of 20,000 simultaneous users, which is approximately 4 times our current needs. Sitting at the core of the datacentre is a global database farm.

       Having a global database structure provides numerous advantages for members. They can meet anyone from anywhere in the world at any time, where many other online dating services apply geographical barriers because of their database structures. For those interested in restricting their activities to more locally based members it is important to note that our application automatically customizes views of our membership database according to user defined rules based on Country, Location, Suburb or any combination thereof.

       Advertisers also benefit from our single global database. We believe that ours is one of the first sites in the world to deliver truly personalized advertising. Wherever a page is served, the advertisements on the page are personalized entirely to the viewer. Every one of the 180 million pages served each month is individually created in just one third of a second. Few other web sites are currently able to return such an extent and richness of data at such speed. The database is also structured for efficiency. Our database holds up to 120 pieces of information about each individual member.

       The result of our technological innovation is a highly effective service
- which is directly relevant to our ability to achieve revenues.

Metrics

        From launch in February 1999, our Website has achieved dramatic growth in key financial and other industry metrics described in the table below:

                ------------------ ------------------ ------------------- ---------------- ---------------
                Date/                   Registered              * Membership             Page Views
                Y2K                     Members                   Receipts               (millions)

                ------------------ ------------------ ------------------- ---------------- ---------------
                12 months to
                12/31/1999               88,315                   $164,583
                ------------------ ------------------ ------------------- ---------------- ---------------
                January                  13,643                    $37,341                   14
                ------------------ ------------------ ------------------- ---------------- ---------------
                February                 16,442                    $36,397                   17
                ------------------ ------------------ ------------------- ---------------- ---------------
                March                    18,286                    $39,541                   22
                ------------------ ------------------ ------------------- ---------------- ---------------
                April                    25,552                    $60,972                   30
                ------------------ ------------------ ------------------- ---------------- ---------------
                May                      37,624                    $78,288                   47
                ------------------ ------------------ ------------------- ---------------- ---------------
                June                     78,386                   $118,041                   83
                 ------------------ ------------------ ------------------- ---------------- ---------------
                July                    160,149                   $184,048                  105
                ------------------ ------------------ ------------------- ---------------- ---------------
                August                  181,042                   $241,280                  110
                ------------------ ------------------ ------------------- ---------------- ---------------
                September               181,514                   $286,092                  124
                ------------------ ------------------ ------------------- ---------------- ---------------

*Membership receipts represent actual cash received from paying members. As historically it was possible to purchase 1, 3, 6 and 12 month memberships , membership receipts shown above will differ from membership revenues quoted elsewhere in this document and the Company's financial statements because customer payments are received at the beginning of the subscription period and recognized as revenue over the life of the subscription period. From mid-September 2000, it was only possible to purchase memberships for a maximum of 2 months.

Future opportunities

       In additional to continuing to penetrate our existing market, to achieve long term sustainable growth we plan to role out our successful model into new territories such as the Spanish speaking world, the Italian market, the German market and the Japanese market; and to introduce a new and innovative digitally based service providing all the functionality of "real world" dating companies without the necessity of traditional "bricks and mortar" overheads.

       Moreover, our core competency lies in our highly effective proprietary matchmaking database and web technology. We believe members return to the uDate.com Website time after time because it allows them to quickly find and communicate with people who meet their specific criteria and are also looking for someone like them. This technology is highly flexible and may be leveraged in many other social community (sport, special interest, etc.) or business community (employee recruitment and selection, research, etc.) environments.

RESULTS OF OPERATIONS FOR THE THREE AND SEVEN MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

REVENUES

       There are two main constituents of revenue: membership and advertising.

MEMBERSHIP

            Membership revenues for the three months ended September 30, 2000 were $468,557 representing an increase of 1,075% as compared to the total net revenues of $39,889 for the three months ended September 30, 1999. Membership revenues for the seven months ended September 30, 2000 were $631,456, representing an increase of 1,100% as compared to the total net revenues of $52,620 for the seven months ended September 30, 1999. This increase continues due to the greater awareness and performance of the uDate.com Website as a consequence of traditional marketing activity and improvements to the technical functionality and performance of the Website.

       Our membership revenues for the three months ended September 30, 2000 represent an increase of 254% over that recognized in the previous three months, ended June 30, 2000.

       Subscriptions are the basis of our revenue model. At present we offer free registration that allows the user to enter their details and run our match facilities, see who is online and browse profiles. Members must upgrade to a paid membership program to allow them to communicate with matching or other interesting members. Fundamental to our business is the level of conversation from free trial registration to paying memberships and the retention of paying members. Conversion to paying members is triggered in the majority by receipt of mail, requiring payment for the ability to respond. As the database has grown the model has been adjusted to give trial members the ability to communicate across the database for a short period of time. Given the quality and content of the uDate site, we envisage that this will further increase our conversion to paying members. Encouragingly, over 75% of members who have upgraded to paid membership are still current and active today.

 ADVERTISING

       From July 1, 2000, we began offering banner advertising in the B2B market. We expect to continue to develop this aspect of our B2B business during the fourth quarter of 2000 and beyond. Forty-one million revenue-generating ads were displayed in the three months ended September 30, 2000, the first quarter that we began selling online advertisements, generating revenues of $73,133. We expect the number of advertisements to grow over the next few months as we establish additional partnerships with advertisers and networks. Currently, all advertisements are being served on a "run of site basis" using third party advertising technology. In this context, "run of site" means that the advertisement can be viewed on all pages of our Website and are not targeted, for example, at individuals based on demographic information provided. Beginning in the fourth quarter of 2000, we plan to begin providing highly targeted advertising using sophisticated advertising networks and our own proprietary technology.

This will result in much higher "click rates" (i.e., visits to the advertiser's Website) for advertisers and a commensurate increase in revenues.

       During the three months ended September 30, 2000 barter advertisements were also displayed on our site, and consequently for each one displayed an advertisement for uDate appeared on someone else's site. Revenue and costs in respect of this arrangement have not been recognized on the basis that it is not possible to determine a fair value for the advertising surrendered in the transaction.

SALES AND MARKETING EXPENSE

            Sales and Marketing expenses during the three months ended September 30, 2000 were $2,078,674. The Company had no Sales and Marketing expenses in the three months ended September 30, 1999. Sales and Marketing expenses increased during the seven months ended September 30, 2000 to $2,765,725 from $6,569 in the seven months ended September 30, 1999.

            During the first twelve months of operation we consciously limited Sales and Marketing costs. The business focus was on developing and refining the Website and associated business model.

        Thereafter, we began an aggressive sales and marketing program to leverage our product in order to develop u.Date.com into a leading brand.

            The increased Sales and Marketing costs were as a direct result of our efforts to rapidly establish a critical mass of members necessary to broaden our market appeal to both members and potential advertisers. Now we have seeded our membership base we plan to further exploit our viral marketing programs and move the focus of our marketing and PR campaigns to more closely target the demographic profile and quality of our paying members. We shall continue to grow our registered membership at the slightly lower rate of around 100,000 new members per month, but with the enhanced quality of our marketing focus this should result in uDate converting more members to paid membership programs.

         In the Third Quarter we also appointed both Stanton Crenshaw Communications (Best Mid-Sized PR Agency by PR Week) and UK-based Mantra to handle our strategic marketing communications outreach in the US and Europe, respectively. Our high priority branding efforts, coupled with outstanding creativity will enable us to generate high visibility for uDate that we expect will translate into increased membership, and media coverage. We believe that in today's Internet matchmaking and dating marketplace, name recognition is becoming increasingly important to reinforce the firm's strengths, reputation and image. We are confident that our efforts will make uDate THE recognized matchmaking Company.

GENERAL AND ADMINISTRATIVE EXPENSE

            General and Administrative expenses increased during the three months ended September 30, 2000 to $1,619,988 from $30,118 in the three months ended September 30, 1999. General and Administrative expenses increased during the seven months ended September 30, 2000 to $2,364,519 from $70,648 in the seven months ended September 30, 1999. Significant increased costs during these periods include approximate figures of a) depreciation $139,200, b) Repairs and maintenance $10,000, c) Office Lease Costs $26,300,
d) Bank Charges $14,600, e) Telephone charges $21,600, f) Travel and Subsistence $102,700, g) ISP Charges $294,500 h) legal, professional, accounting and consulting fees $362,500 i) salaries $471,500.

        Throughout the three months ended September 30, 2000 we have continued our program of establishing the foundations of the Company, with a view to the needs for driving the business forward.

We believe that are now in a position where we can establish an acceptable level for our fixed cost base, but still continue to grow our membership as a result of the scalable nature of our product and infrastructure.

PROPERTIES

          We lease 4,054 square feet at New Enterprise House, St. Helens Street, Derby. The lease has been entered into between Howtin Investments Limited and uDate.com Ltd. The rent is fixed at (pound)39,526.50 ($59,170) per annum and the term of the lease extends for one year.

            In addition to the above property, we also have an arrangement with Regent Business Centres which provides a New York address at 575 Lexington Avenue, 4th Floor, New York, New York 10022. We are also currently considering leasing a 3,000 square foot office facility in New York City, to house US employees, including financial, administrative and web development staff.

LIQUIDITY AND CAPITAL RESERVES

            At September 30, 2000, our principal sources of liquidity consisted of cash of $2,913,985 as compared to $9,324 at September 30, 1999. Our working capital position increased to $1,279,853 at September 30, 2000 from a negative working capital position of ($272,532) at September 30, 1999. The majority of the increase resulted from the $7,500,000 private placement of units described in the notes to the accounts. During the three months ended September 30, 2000, we have expended $1,220,153 on capital assets to develop our infrastructure, and now house our servers in New Jersey. It is not anticipated that future significant expenditure of a capital nature will be required, to handle our targeted future increase in members.

         On the basis of the existing 2000 budget and forecasts to 2002, we anticipate that our minimum cash position will be approximately $2 million. Notwithstanding this, however, we do not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company's historical operating results. Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital which would be dilutive to current stockholders.

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

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), on December 3, 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. SAB 101, which became effective for the Company on October 1, 2000 did not have a material effect on the Company's financial statements.

RISK FACTORS

Risks Related to Our Financial Condition and Business Model

         The Company has a limited operating history. The Company was formed in January 1999 in order to provide representation and other services to musical artists such as songwriters and performers. The Company had very limited operations and revenues, and limited business prospects, until May 23, 2000, the date of the acquisition of uDate.com, Ltd.

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

         Neither the Company nor uDate.com, Ltd. has ever been profitable. For the quarter ended September 30, 2000, we incurred a net loss of approximately $3,100,000. At September 30, 2000, we had an accumulated deficit of approximately $4,850,000. We expect to continue to lose money through 2000 because, although we have now established our infrastructure for both today and the future, we must now concentrate on maximizing our conversion of registered members to paying members. Although the revenues of uDate.com, Ltd. have grown for the second quarter running, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow at a slower rate than we anticipate, or if our spending levels exceed our expectations or cannot be adjusted to reflect slower revenue growth, we may not generate sufficient revenues to achieve or sustain profitability.

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

         Our major expenses continue to be Sales and Marketing costs, Human Resource costs and Technology costs. We believe are now at a level where we will not need to materially increase these expenses in the future to provide for continued growth. Indeed, we believe Sales and Marketing costs should decrease from the levels experienced in the three months ended September 30, 2000. However, these costs may still be subject to dynamic and, from time to time, significant variation. Increases in these expenses can arise because, among other reasons, competitors could tie up vast quantities of web advertising space resulting in our being forced to buy at less cost effective prices. If revenues fall below our expectations in any quarter and we are unable to quickly reduce our spending in response, our operating results would be lower than expected and our stock price may fall.

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

Competitive Industry

         We operate in two of the most competitive sectors of the Internet, namely matchmaking/dating and web advertising. We currently enjoy a very strong position in the matchmaking/dating market - by this we mean that conversion levels from visitors to paying members is very high. The emergence of highly competitive technology and services aligned to aggressive pricing by competitors could cause us difficulty in attracting and retaining members and converting visitors to paying members.

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

Risks Related to the Internet and Our Technology Infrastructure

         To support our high level of growth it is critical that we scale our Website operations to support the growth and maintain acceptable levels of performance. We believe that the process of converting visitors to paying members is highly sensitive to Website availability, performance, speed of page delivery and database operations. Any catastrophic failure at our facility could prevent us from serving our Web traffic for up to several days, and any failure of one or more of our Internet service providers may adversely affect our network's performance.

         Our technology has demonstrated its ability to scale in accommodating significant growth. However, we are among the "stickiest" (a quality which refers to the time visitors stay online or revisit the site) of sites on the web. As the performance of the service is enhanced following upgrade users typically stay online longer. This can make capacity planning extremely difficult giving rise to huge spikes in demand for services. The long-term scalability of our current technology will be a critical factor as the Company grows. Between now and the end of 2000, peak online users simultaneously connected at busy times are anticipated to grow from 3,000 online users to over 20,000. There has been an increase in the time users stay connected to the site following the last bandwidth upgrade. It is now common that 20% or more users are connected for more than 2 hours per logon. The trend in average logon times is also on the rise; this will be a critical factor in influencing bandwidth and technology requirements.

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

(c) None

(d) None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2000

                                                     UDATE.COM, INC.
                                                     (Registrant)

                                                     /s/ Melvyn Morris
                                                     ---------------------------
                                                     Melvyn Morris, President