Form 10KSB
period 2000-12-31
UDATE COM INC
filed 2001-04-02
CIK 1083652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB

 (Mark One)

( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from March 2, 2000 to December 31, 2000.

                             COMMISSION FILE 0-32497

                                UDATE.COM, INC.
                 (Name of Small Business Issuer in Its Charter)

                DELAWARE                                      33-0835561
    (State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
     Incorporation or Organization)

          NEW ENTERPRISE HOUSE                                DE1 3GY
           ST. HELENS STREET                                  (Zip Code)
             DERBY ENGLAND
(Address of Principal Executive Offices)

                                 (877) 802-7243
              (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Exchange Act:


              Title of Class                        Name of each exchange on which registered
                      NONE                                             NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

                                (Title of Class)

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   X
No                                                                     -----
   -----

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The issuer's revenues for its most recent fiscal year was $1,588,730 (this revenue figure is for the 10-month revenue period ending December 31, 2000 as per the financial data reported in this Form 10-KSB).

        The approximate aggregate market value of Common Stock held by non-affiliates of the issuer was $18,386,474 based on the closing price of the Common Stock as of February 15, 2001.

        On February 15, 2001, the issuer had outstanding 18,255,000 shares of Common Stock, $.001 par value per share.

        Transitional Small Business Disclosure Format.  Yes         No   X
                                                            -----      -----
                       DOCUMENTS INCORPORATED BY REFERENCE

        The issuer intends to file with the Securities and Exchange Commission a definitive proxy statement with respect to the Annual Meeting of Stockholders. The definitive proxy statement is to be filed not later than 120 days after the end of the fiscal year covered by this Form 10-KSB. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-KSB.

                                     PART I


Item 1. Description of Business.

Certain statements in this Annual Report of Small Business Issuer on Form 10-KSB that are not historical facts or information are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of the Company to be materially different from any future levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those set forth in this Annual Report under the heading, "Risk Factors" contained within Item 6. Management's Discussion and Analysis or Plan of Operations.

OVERVIEW

uDate.com, Inc. ("uDate" or the "Company") operates an Internet dating service whose objectives are to provide a quality, fun and efficient on-line matchmaking service. uDate's subscription-based service is designed to appeal to adults who are seriously looking for a relationship. Through December 31, 2000 over 1 million individuals had entered personal information into uDate's database, and during 2000, more than 55,000 people paid the Company a subscription fee in order to contact other registered members. Its technology enables members to identify, communicate with and meet people whom the Company's matchmaking identifies as the most likely to be psychologically, culturally, educationally and demographically compatible. The Company believes that the choice and extent of its database, Web site design and matchmaking features surpass the most professional off-line services and separate it from the competition. Individually customized page views provide members with the opportunity to meet compatible and interesting new friends in a fun and effective way.

The core of these on-line services is a proprietary Web based software application developed internally by the Company's technology development team that allows members to register and build a detailed profile that describes their detailed features, personality and interests, with the ability to include several photographs per member.

Members are encouraged to enter up to one hundred and twenty pieces of information about themselves. The uDate application then uses this information to conduct a one or "two-way" match, searching the membership database to identify and return members whom the application has identified as most likely to be compatible. uDate's "two-way" match technology increases the likelihood of generating a successful pairing. The process of matching differentiates itself from the simple search features offered by many other competitor sites. uDate's matching technology allows a database of more than 1 million members to be searched and scrutinized in around 2 seconds returning a list of the top 200 profiles meeting the member's requirements.

In addition to providing an environment for members to meet on-line, the Company has developed in parallel several pieces of Web technology, which it believes will help it to leverage the value of the demographic information held in the database through the provision of highly targeted advertising and specialized market research programs.

PRODUCT FEATURES

On-line singles community

uDate allows all users to register as a member free of charge. A registered member can enter his or her profile, define the person(s) he or she would like to meet and run the two-way match program. Registered members may also browse other members' profiles, see who else is on-line and obtain a list of members who have shown an interest in their profile. A registered member is required to pay for the ability to contact other registered members. Current payment plans range from $9.95 for a one-time five-day sample program, to $99.95 for a 12 month Gold Membership.

The Company's technology has enabled uDate to become one of the largest Internet dating services. uDate's success has resulted from its many features, including:

- Access to a single, global database presenting no geographical barriers to dating

- Individually customized page views that map to the members' specific geographic and demographic preferences, so helping to reduce the time required to identify someone of interest, and thus allowing more time for communicating and building relationships

- Cross matching of data to a level of granularity made possible by the unique configuration of the database

- The facility to see if other members have shown an interest in a member's profile

-       The ability to serve over 150 million pages each month

-       Confidential and secure member profiles

Additionally, the uDate web application includes a number of safety features that further differentiate it from its competitors and the ubiquitous and un-moderated chat rooms offered by Internet Service Providers and major portals. These features include total anonymity for the user within the membership, the ability for any user to block any and all activity with another user with whom they choose not to communicate, language filters that attempt to screen inappropriate words out of user names and some messages, and totally private one-on-one communication. The Company does not offer public chat rooms and regularly reviews the safety features of its application.

In addition to providing a quality matching service, the uDate Web site also provides a range of communication features and monitoring services that combine to offer the user an environment that is tailored to the market sector.

uDate's "Whispers" technology enables paying members to have discreet, one-to-one conversations on-line, real-time with a number of people simultaneously, so facilitating interesting conversations and helping build relationships. Registered members are even able to run their match to view only those matching members who are on-line at that time.

All communication between members takes place within the site, either via "uDate mail" or Whispers, the one-to-one messaging technology.

uDate also offers a limited vocabulary English Language search facility that allows the user to enter a description of his or her "dream date" in a text box. The English Language search returns all members from the uDate database who match the interpretation of the description, without the need to fill in forms and tables. This technology will be further developed in future versions of the application to enable members to build their own profile using "natural" and multiple languages.

uDate is a site targeted to those people serious about making new friends or finding someone for dating, romance, long-term relationships and marriage. Paying members are typically 25 years of age or older and earn in excess of $60,000 per year.

PUBLICLY ANNOUNCED SERVICES

Targeted Advertising Services

The Company is currently developing several on-line tools, one of which will enable it to offer small to medium-size enterprises ("SMEs") the ability to purchase small advertising campaigns on-line with payment via a credit card, and these campaigns will be served on the uDate Web site to tightly-defined groups of members. While the number of uDate's registered members is small relative to fortune 500 enterprises, the depth of data uDate holds about each member is extensive. The Company believes that it can leverage this depth of data, providing relevant advertising to each individual member, rather than the traditional blanket coverage offered through run of site campaigns. The Company believes that this service will be of value both to its registered members, by providing them with information about products and services the Company's application identifies as most likely to be of interest to them, and to the SMEs that use the service. The Company does not release information regarding individual uDate members to third party advertisers and advertising agencies. This service is expected to be launched commercially in the second quarter of 2001.

Access to the advertising inventory on uDate will not, however, be limited to SMEs, but rather also be offered to Internet advertising agencies and other businesses.

Market Research

The depth of demographic information available in uDate's database allows small scale sophisticated market research to be performed on a sample of uDate's members. The Company anticipates it will be able to perform market research for Internet advertising agencies, permitting those agencies to research the effectiveness of advertising campaigns on target groups before deploying those campaigns more widely across the Internet. The Company anticipates offering this service commercially in 2001 to Internet advertising agencies and Internet advertisers. Again, information regarding individual registered members remains confidential as uDate will not be licensing its database to advertisers or agencies; uDate will conduct the research campaign itself and then report the conclusions.

MARKET REVIEW

uDate operates in two of the most competitive sectors of the Internet, namely Internet dating and web advertising.

Internet dating

With its origins in the early 1990's Internet dating originally offered bulletin board technology with, in some cases, the added ability to communicate with members through post and eventually e-mail. In this open market with little competition and crude products the focus was on building market share and increasing the number of members. The downside to this approach was that businesses were unable to reach profitability due to their inability to generate revenue from subscriptions and relatively low numbers of active members.

The Internet currently has 400 million global users, a number which is climbing annually. The Company assumes that 20% of Internet users are single and actively looking for partners or friendship. It is not unreasonable to assume 30-60 million potential users who are eligible to use Internet dating services. The top 10 sites currently claim 20+ million members, which include an element of duplication between sites. Of these users fewer than 4.5 million people are active in the Internet dating sector in any one quarter.

The initial entrants into the on-line dating market, Match.com and Matchmaker, became market leaders in the late 1990's, having built up registered memberships at the time of purchase quoted to be approximately 2.5 million and 4.5 million respectively. Both companies have been acquired during the last 24 months, Match.com in April 1999 by Ticketmaster, and Matchmaker in August 2000 by Lycos (now TerraLycos).

In 1998 and 1999, several new Internet dating services were formed, including uDate. Several of these companies have now exceeded 1 million registered members.

Three big web portals (Yahoo, MSN and AOL) have also shown an interest in Internet dating. Published reports suggest that these companies are interested in Internet dating because they believe that such services attract members. To date these portals have offered sites and services with fewer features than those offered by uDate. Recently, however, Match.com has announced a partnership with both MSN and Yahoo in the United States.

Based on the activity it has observed in the market, the Company believes that the major portals are attempting to augment their Internet dating services with a view to attracting the subscription revenues and additional advertising inventory associated with such services.

The Company believes that it competes with other Internet dating services based primarily on 1) the features of its application; 2) the appeal, look and feel, and user-friendliness of its application; 3) the number, range and qualities of its members; and 4) its market presence.

Internet Advertising

Initial entrants into the marketplace became prime movers by 1998/99 on the back of heavy financing. Most of these companies developed advertising models that tried to deliver broadband messages equivalent to the approach taken by television. This has resulted in skepticism from advertisers and an opportunity to add value to the industry by boosting customer response and helping deliver more successful campaigns.

The Company believes that the Internet provides the opportunity to deliver an individual channel to each end user, which is ideal for direct marketing models.

It also believes that, if Internet advertisers were able to use detailed demographic information to target their advertising more accurately to the audiences they are trying to reach, then they would receive better returns from their advertising campaigns and would consequently be willing to pay commensurately higher rates than they currently do.

REVENUES

The Company's revenues are currently derived from two sources:

     (1)Sale of membership subscriptions that allow a paying member to contact and communicate with other registered members using the Web site's private email and messaging services. Registration on the uDate site is free, as is the ability to enter demographic information and perform matches identifying potential partners. In order to communicate with another member a subscription is required, which can range from a 5-day sample membership, extending to one month, three month, six month and one year membership options.

     (2)Sale of advertising and promotional services. The Company began piloting these services in July of 2000 with run of site advertising served by major advertising networks such as DoubleClick, and later suspended offering these services while development work was carried out in the area of targeted advertising.

Since commencement of operations the Company has been developing its core competencies and building the foundations of the business. One phase of this process was completed in September 2000 with the expansion of the scalable server facilities into New Jersey. In December 2000 the number of registered members passed the 1 million mark. During 2000 the majority of revenues were earned from membership subscriptions. The Company anticipates receiving revenue from targeted advertising and market research in 2001, and now has profitability as its primary objective.

PROFITABILITY STRATEGY

The Company's drive for profitability has three key components :

1) Reduce marketing expenses by increasing the Company's focus on viral marketing campaigns. Such campaigns include uDate's membership referral program and partnership deals, where the Company provides Internet dating content to a variety of community sites, such as Lifeminders and vavo.com. The advantage of viral campaigns and partnership deals is that the cost is significantly less than traditional advertising, while the conversion rates are significantly higher;

2) Increase the level of conversion of registered to paying members. In the course of the first quarter of 2001, the Company will continue its efforts to convert more registered members into paying members by focusing on signing up those over 25 years of age who are seriously interested in meeting people and who are in a position to pay for the Company's services;

(3) Pursue partnership and joint venture activities that provide new revenue opportunities from the addition of new chargeable services and features. During the fourth quarter of 2000, the Company announced agreements with Zipsend and Safe2Talk. The Zipsend arrangement permits a registered member of uDate to send a gift to another registered member. The arrangement with Safe2Talk will facilitate anonymous telephone calls between uDate members, providing both members agree to the call. The Company is pursuing other initiatives of this type.

MARKET CONSOLIDATION AND ACQUISITION STRATEGY

If the web portals continue to bring the on-line dating business in house, the Company expects that the market will come under increasing competitive pressure and that this competition will force many of the weaker competitors out of the market. The Company is not impervious to this pressure.

The Company also expects that pressures to consolidate within the on-line matchmaking industry will increase over the next twelve months as market participants strive to achieve economies of scale. uDate believes that companies that can combine an effective application with a large membership will increase their chances of survival.

Management believes that uDate offers the most technologically advanced on-line dating product in the market today and hopes to leverage the three following features of its business:

1. the scalability of the Company's technology and business model to reap the benefits of scale

        - The Company has invested $1.5 million in a New Jersey-based server farm featuring a large number of eight-way "Enterprise Class" Compaq servers supported by 155 Mbps of dedicated bandwidth. This infrastructure can support in excess of 10,000 simultaneous users, which is approximately three times current requirements. This has three significant implications: (i) it should enable the business to grow with only minor additions to the existing server farm; (ii) it allows uDate to develop a global database, with members from around the world; and (iii) it permits the Company to integrate new subscribers, whether from the growth of existing operations or acquisitions, relatively quickly and effectively

2. the effectiveness of the Company's web application to attract members to pay for the service

        - uDate's application generates significant subscription revenue per unique site visitor and uDate's active members spend extensive periods of time on-line, generating numerous page views. The Company believes that it converts a higher proportion of registered members to paying subscribers than many of its competitors.

3. the ability of the Company's web application to serve as a stage for targeted advertising and e-commerce relationships to generate incremental revenues

The Company anticipates that it will be able to achieve gains from cross-promotion of branded products and multi-brand memberships following any acquisition.

On March 29, 2001, the Company acquired Kiss.com, Inc., one of uDate's competitors, for approximately $19.1 million, consisting of 6,249,998 shares of the Company's common stock and notes with an aggregate principal amount of $5,000,000.

The Company intends to preserve both the uDate.com and Kiss.com brands going forward and will leverage its technology and Web site infrastructure across both Web properties.

The Company is receptive to making further acquisitions where its resources, the price sought by sellers and management's belief as to the expected benefits from any such acquisition, warrant.

OTHER OPPORTUNITIES

The Company's core competency lies in its proprietary matchmaking database and web technology. The Company believes members return to the uDate.com Web site because it allows them quickly to find and communicate with people who meet their specific criteria and are also looking for someone like them. This technology is flexible and may be leveraged to facilitate the establishment of communities with shared interests (for example, in sports or other leisure activities) or contacts in other areas (such as recruitment and selection of employees).

OPERATIONS AND TECHNOLOGY

As of December 31, 2000, the Company had 21 full-time employees based in both the USA and England. This also represents the total number of employees. The Company has grown from a small core technology team and recruited during 2000 a team of experienced commercial managers, brought in from both on-line and off-line backgrounds. The Company believes this management team will contribute to the future success of its operations. uDate's future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

For the reasons described above, the Company believes that its technology is superior to that offered by its competitors. The Company's software enables cross matching of data based on up to one hundred and twenty different pieces of information, and for this reason the Company believes that its software provides a greater depth and richness of information to users than any other on-line community.

The Company estimates that all selling, general and administrative expenses incurred in the year ended March 1, 2000, which amount to $348,937, were in respect of research and development. Throughout the 10 months ended December 31, 2000 the Company continued to develop and refine its application, but incurred no research and development expenditure in this period that would require capitalization under EITF 00-2, Accounting for Web site Development Costs, or SOP 98-1. No research and development costs have been borne by customers, and all such costs were expensed as incurred.

The Company's server farm is located in Secaucus, New Jersey.

CORPORATE HISTORY

The Company's corporate predecessor, Anthem Recording West, Inc. (Anthem), was incorporated in California on January 4, 1999, and was originally organized to provide representation and other services to musical artists such as songwriters and performers. The Company, however, had minimal operations, earnings and business prospects, prior to May 23, 2000. The former management of the Company determined that the business model of the Company was not successful and sought to combine with, or acquire, a new business.

On May 23, 2000, Anthem issued 10,925,000 shares of Common Stock in exchange for all of the outstanding shares of capital stock of uDate.com Ltd. (formerly Icebreaker Personal Network Ltd.), an English corporation ("uDate.com Ltd.") and its parent company, Internet Investments Inc., a Bahamian corporation ("Internet Investments Inc.") (the "Share Exchange Transaction"), pursuant to the terms of a Share Exchange Agreement dated as of May 23, 2000 (the "Share Exchange Agreement"). At the consummation of the Share Exchange Transaction, the former shareholders of Internet Investments Inc. held approximately 60% of the issued and outstanding shares of Common Stock of the Company. The Share Exchange Transaction is described, and the Share Exchange Agreement is included, in a Current Report on Form 8-K filed with the Securities and Exchange Commission ("Commission") on June 9, 2000, as amended by Current Reports on Form 8-K/A filed with the Commission on August 14, 2000 and March 26, 2001.

On December 31, 2000, Atlas Trust Company (Jersey) Limited, as trustee of Internet Investments Inc. Employees Benefits and Shares Trust, the former sole shareholder of Internet Investments Inc., held a majority (58.6789%) of the issued and outstanding shares of Common Stock of the Company.

uDate.com Ltd. was formed in February 1998 in England as "Icebreaker Personal Network Ltd." Internet Investments Inc. was formed in the Bahamas in February 1998.
Prior to the Share Exchange Transaction, Internet Investments Inc. owned over 98% of the capital stock of uDate.com Ltd.

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

Upon completion of the acquisition of uDate.com Ltd. and Internet Investments, Inc., the name of the Company was changed to "uDate.com, Inc."

On or about February 23, 2001, holders of a majority of the issued and outstanding shares of uDate.com, Inc., a California corporation
("uDate-California") acting by written consent approved a proposal to reincorporate uDate-California under the laws of Delaware pursuant to an Agreement and Plan of Merger between uDate-California and the Company (the "Reincorporation"). At the time of the Reincorporation, the Company was a wholly-owned subsidiary of uDate-California. The Reincorporation became effective on March 27, 2001. The Reincorporation did not result in any change in the name, business, management, fiscal year, assets or liabilities, or location of the principal facilities of uDate-California.

INTELLECTUAL PROPERTY

The Company has developed technologies that it uses in its business. It relies primarily on a combination of common law trade secret, copyright and trademark protection and contractual provisions to protect its proprietary rights in such technologies.

At this time the Company has not filed any applications for patents, copyrights or trademarks for its technologies. Patents, trademarks and copyrights may become important in the protection of the commercial viability of uDate's products and the failure to obtain such protection could have an adverse effect on the commercial viability of such products. The Company's success, therefore, may in part depend on its ability to obtain patents, trademarks, copyrights or licenses to such intellectual property in the future. It is not possible to anticipate the breadth or degree of protection that patents, trademarks or copyrights would afford any product or the underlying technologies.

LEGISLATION

The Company may become subject to burdensome government regulations and legal uncertainties affecting the Internet, which could adversely affect its business.

Legal uncertainties and new regulations could increase its costs of doing business, require it to revise its products or services, prevent it from delivering its products and services over the Internet or slow the growth of the Internet, any of which could increase its expenses, reduce its revenues or cause its revenues to grow at a slower rate than expected and materially adversely affect its business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. Moreover, the laws and the interpretation of laws concerning the recruiting industry are constantly changing.

In addition, any imposition of state sales and use taxes on the products and services sold over the Internet may decrease demand for products and services that the Company sells over the Internet. The U.S. Congress passed legislation in 1998 which limits for three years the ability of States to impose any new taxes on Internet-based transactions. Failure by Congress to renew this legislation and the subsequent imposition of state taxes on Internet-based transactions could adversely affect the Company's future operating results which could result in a decline in its stock price.

BANKRUPTCY OR SIMILAR PROCEEDINGS

Neither the Company nor its predecessor, Anthem Recording West, Inc., has been involved in any bankruptcy, receivership, or similar proceedings.

RAW MATERIALS AND DEPENDENCE ON MAJOR CUSTOMERS

The Company is not currently involved with any raw materials nor does it have a supplier of such materials. In addition, the Company does not depend on one, or a limited number of, major customers.

GOVERNMENT APPROVAL

The Company does not need to seek government approval for its principal products or services, and has not sought such approval for any of its products or services.

ENVIRONMENTAL LAWS

The Company's operations are not materially affected by any environmental laws.

RISK FACTORS

A detailed discussion concerning the risks associated with the Company and its business is contained in this Annual Report under Item 6. Management's Discussion and Analysis or Plan of Operations.

Item 2. Description of Property.

The Company leases 4,054 square feet of office premises at New Enterprise House, St. Helens Street, Derby, England. The rent is fixed at Pound Sterling(sterling) 39,527 ($59,170) per annum and the term of the lease extends for one year expiring at the end of March 2000. Legal formalities are being completed with the landlord to extend the term of the lease for a further 12 months on the existing basis.

In addition to the above property, the Company also has an arrangement with Regent Business Centers, which provides a New York address at 575 Lexington Avenue, 4th Floor, New York, New York 10022 for the sum of $300 per month on a rolling one-month contract.

The Company is not engaged in real estate activities and therefore does not have investment policies regarding real estate or interests in real estate, investments in real mortgages, and securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company has not been a party to (nor has its property been the subject of) any legal proceedings beyond routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of securities holders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

uDate.com, Inc. Common Stock is quoted on the NASD Over The Counter Bulletin Board (OTCBB) under the symbol "UDAT".

Public trading for the Common Stock for the period May 22, 2000 to December 31, 2000, via the Over the Counter Bulletin Board, and high and low quarterly bid prices are shown below as reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer medium. May 22, 2000 was the last trading day preceding the Share Exchange Transaction. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

-------------------------------------------------------
$ per share                        2000
-------------------------------------------------------
                          High              Low
-------------------------------------------------------
Second                    7.90              3.41
quarter
(May 22,
2000 - June
30, 2000)
-------------------------------------------------------
Third                     5.50              2.77
quarter
-------------------------------------------------------
Fourth                    4.72              1.03
quarter
-------------------------------------------------------

The Company had approximately 22 stockholders of record as of December 31, 2000.

The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

The Company is not party to any agreement that limits its ability to declare dividends on its common equity.

The Company has not filed any registration statements under the Securities Act of 1933 and therefore Rule 463 of the Securities Act does not apply.

On May 23, 2000, the Company granted options to certain officers of the Company to purchase 1,000,000 shares at $7.50 per share. 50% of the options vest on May 23, 2001 and 50% vest evenly over the following twelve months.

On October 2, 2000, the Company granted an option to an employee of the Company to purchase 200,000 shares at $7.50 per share. The option vested with respect to 50,000 shares on October 16, 2000 and vests with respect to 18,750 shares on each of the eight succeeding quarterly anniversaries of the grant date.

On November 9, 2000, the Company issued a stock purchase warrant for 172,550 shares of common stock at $4.00 per share to Morrison and Foerster LLP in consideration for legal services. The stock purchase warrant is exercisable for 10 years after the date of the warrant.

On December 1, 2000, the Company granted an option to M S Farrell & Co., Inc. to purchase 75,000 shares at $3.00 per share. The option vested immediately.

The issuance of the warrant and the option grants described in the preceding four paragraphs were exempt from registration under the Securities Act of 1933 under Section 4(2) of that Act as transactions not involving a public offering. Each such option grant was made under the Company's 2000 Stock Incentive Plan.

Item 6. Management's Discussion and Analysis or Plan of Operations.

Except for historical information, the discussion in this report (including, without limitation, the discussion under the heading "Results of Operations") contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to those discussed under "Risk Factors".

Any of such statements and this discussion should be read in conjunction with the Company's audited consolidated financial statements included herein and the Form 8-K concerning the agreement to acquire Kiss.com, filed with the Commission on February 20, 2001. The Company undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

uDate.com, Inc. ("uDate" or the "Company") operates an Internet dating service whose objectives are to provide a quality, fun and efficient on-line matchmaking service. uDate's subscription-based service is designed to appeal to adults who are seriously looking for a relationship. Through December 31, 2000 over 1 million individuals had entered personal information into uDate's database, and during 2000, more than 55,000 people paid the Company a subscription fee in order to contact other registered members. Its technology enables members to identify, communicate with and meet people whom the Company's matchmaking identifies as the most likely to be psychologically, culturally, educationally and demographically compatible. The Company believes that the choice and extent of its database, Web site design and matchmaking features surpass the most professional off-line services and separate it from the competition. Individually customized page views provide members with the opportunity to meet compatible and interesting new friends in a fun and effective way.

The core of these on-line services is a proprietary Web based software application developed internally by the Company's technology development team that allows members to register and build a detailed profile that describes their detailed features, personality and interests, with the ability to include several photographs per member.

Members are encouraged to enter up to one hundred and twenty pieces of information about themselves. The uDate application then uses this information to conduct a one or "two-way" match, searching the membership database to identify and return members whom the application has identified as most likely to be compatible. uDate's "two-way" match technology increases the likelihood of generating a successful pairing. The process of matching differentiates itself from the simple search features offered by many other competitor sites. uDate's matching technology allows a database of more than 1 million members to be searched and scrutinized in around 2 seconds returning a list of the top 200 profiles meeting the member's requirements.

In addition to providing an environment for members to meet on-line, the Company has developed in parallel several pieces of Web technology, which it believes will help it to leverage the value of the demographic information held in the database through the provision of highly targeted advertising and specialized market research programs.

RESULTS OF OPERATIONS

$                                                                   Total
                                                                 ------------
                 4 months      3 months         3 months          10 months      10 months
                  ended         ended            ended              ended          ended
                 June 30,    September 30,    December 31,       December 31,   December 31,
                   2000         2000             2000               2000            1999
                 --------    ------------     ------------       ------------   ------------

Sales              162,899       541,690           884,141          1,588,730      133,786
Operating
expenses
Selling,           744,531     1,619,988         1,912,906          4,277,425      336,737
general and
administrative
expenses
Advertising        687,051     2,078,674           842,198          3,607,923        6,569
               ----------------------------------------------------------------------------
Total            1,431,582     3,698,662         2,755,104          7,885,348      343,306
operating
expense
               ----------------------------------------------------------------------------
Net            (1,268,683)   (3,156,972)       (1,870,963)        (6,296,618)    (209,520)
operating
loss
Interest            28,138        57,522            26,947            112,607            0
income
Interest             7,558         2,543             8,579             18,680        1,716
expense
               ----------------------------------------------------------------------------
Net loss       (1,248,103)   (3,101,993)       (1,852,595)        (6,202,691)    (211,236)
               ============================================================================

As the commercial operations of the Company were significantly expanded from May 23, 2000, with the injection of $7,500,000 of working capital as set out in Item 1, the narrative provided in respect of results of operations does not draw comparisons between the ten months ended December 31, 2000 and the ten months ended December 31, 1999. Comparative financial data, however, is provided in the financial data tables. The ten-month accounting period has arisen due to a change in the financial year end of uDate.com Ltd. from March 1 to December 31, 2000.

Unless specifically discussed below, there were no material changes from period to period in line items of the financial statements. In addition, unless specifically discussed below there are no seasonal aspects that had a material effect on the Company's financial conditions or results of operations.

REVENUES

There are two main constituents of revenue, being membership and advertising.

Membership

Membership revenues for the ten months ended December 31, 2000 were $1,507,718, compared to $133,786 for the ten months ended December 31, 1999. Membership revenues have demonstrated continued quarter on quarter growth, with revenues in the third quarter of 2000 increasing 254% over the second quarter, and revenues in the fourth quarter of 2000 increasing 87% over the third quarter.

This increase continues due to the greater awareness and performance of the uDate.com Web site as a consequence of traditional marketing activity and improvements to the technical functionality and performance of the Web site.

Date               Registered*          Membership
                   Members              Receipts
---------------------------------------------------------------------
12 months to
12/31/1999         88,315               $164,583
---------------------------------------------------------------------
Jan 2000           13,643               $37,341
---------------------------------------------------------------------
Feb 2000           16,442               $36,397
---------------------------------------------------------------------
Mar 2000           18,286               $39,541
---------------------------------------------------------------------
Apr 2000           25,552               $60,972
---------------------------------------------------------------------
May 2000           37,624               $78,288
---------------------------------------------------------------------
Jun 2000           78,386               $118,041
---------------------------------------------------------------------
Jul 2000           160,149              $184,048
---------------------------------------------------------------------
Aug 2000           181,042              $241,280
---------------------------------------------------------------------
Sep 2000           181,514              $286,092
---------------------------------------------------------------------
Oct 2000           98,367               $311,229
---------------------------------------------------------------------
Nov 2000           78,349               $294,340
---------------------------------------------------------------------
Dec 2000           85,213               $376,885
---------------------------------------------------------------------
Jan 2001           123,578              $492,053

*Membership receipts represent actual cash received from paying members. As historically it was possible to purchase 1,3 6 and 12 month memberships, membership receipts shown above will differ from membership revenues quoted elsewhere in this document and the Company's financial statements because customer payments are received at the beginning of the subscription period and recognized as revenue over the life of the subscription period.

The Company believes that the decrease in members from the third to the fourth quarters of 2000 is principally attributable to a reduction in the Company's advertising expenditure.

Membership receipts, however, have continued to increase month on month, with the exception of November 2000. For a two-week period in November 2000 the Company permitted new registered members to obtain a free subscription of up to 14 days, dependant upon the percentage of the member's profile completed within the first 24 hours of joining, to the features for which uDate normally charges a fee. This included the features that permit subscribers to correspond with registered members, and this naturally had an impact on membership receipts within the actual month.

The Company believes that it has now established a balanced pricing policy which, in part, has accounted for the increase in revenues experienced so far in 2001.

Advertising

Advertising revenues for the ten months ended December 31, 2000 were $81,012. Of this, $73,133 is in respect of the third quarter, as during the fourth quarter of 2000 the Company suspended its "run of site" advertising and began, as planned, limited trials of targeted advertising, based upon the demographic information held on its members.

As a consequence, advertising revenues fell to $7,879 in the fourth quarter of 2000, while these trials were being conducted.

Using the Sonar advertising network, a division of DoubleClick, and its own proprietary technology, the Company has sustained "click rates" (i.e., visits to the advertisers' Web sites) significantly in excess of the network benchmark in the period during which the trial was conducted.

The Company is now focusing on utilizing the data obtained during these trials to offer targeted advertising, not only to advertising networks, but also directly to businesses who will be able to individually select their target criteria and display their own ads to their specific audience. The Company believes that this will enable it to exploit a source of advertising revenue that it has not previously tapped.

During the ten months ended December 31, 2000 barter advertisements were also displayed on the uDate site, and consequently for each one displayed an advertisement for uDate appeared on someone else's site. Revenue and costs in respect of this arrangement have not been recognized in the company financial statements on the basis that it is not possible to determine a fair value for the advertising surrendered in the transaction.

SALES AND MARKETING EXPENSE

Sales and marketing expense for the ten months ended December 31, 2000 totaled $3,607,923.

Increased sales and marketing costs in the third quarter of 2000 were a direct result of the drive to rapidly establish a critical mass of members and to broaden the Company's market appeal to both members and potential advertisers.

In the fourth quarter of 2000 the Company utilized viral marketing programs and moved the focus of its marketing and public relations campaigns to more closely target the demographic profile and quality of its paying members. This has facilitated a $1.2 million (59%) reduction in sales and marketing costs from the third to the fourth quarters, while still maintaining growth in registered members at the average rate of around 87,000 new members per month.

Sales and marketing expense is now concentrated exclusively on on-line media. The Company has strategic contracts in place with parties such as usatoday.com, and places advertising on the main portals, such as Yahoo and Excite.

As the Company continues to refine the placement of advertising and continues to negotiate favorable deals with its preferred advertising suppliers, it anticipates that the cost to acquire new members will continue to fall during 2001.

The Company has already experienced this in the fourth quarter where, despite the $1.2 million quarter on quarter decrease in expenditure, membership registrations have remained strong. January 2001 showed an even better picture as far as cost per new member is concerned.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses during the ten months ended December 31, 2000 totaled $4,277,425.

Significant components of this expense include a) wages and salaries of $1,403,000, b) depreciation of $322,500, c) Internet Service Provider charges of $280,500, d) legal, professional, accounting and consultancy fees of $678,000,
e) travel and subsistence of $187,000, and f) telephone charges of $62,000.

In addition, general and administrative expenses in quarter four include $451,423 of non-cash items, valued on the Black-Scholes model, relating to the grant of stock purchase warrants to Morrison and Foerster LLP and the grant of stock options to M S Farrell & Co, Inc.

The Company believes it has now established an acceptable level for its fixed cost base, and throughout the ten month reporting period has continued to grow its membership as a result of the scalable nature of its product and infrastructure. The level of costs is now relatively fixed in respect of the existing operations.

LIQUIDITY AND CAPITAL RESERVES

At March 1, 2000, the Company's principal sources of liquidity consisted of cash of $6,460.

$7.5 million was raised in May of 2000 in a private placement of equity securities, approximately $1.5 million of which was expended as capital to invest in a server farm and build the infrastructure necessary to support the future growth aspirations of the Company. With $4.7 million being used in the operating activities of the Company, the principal sources of liquidity as at December 31, 2000 consisted of cash of $1,450,366.

The Company's working capital position increased to $62,928 at December 31, 2000 from a negative working capital position of ($557,799) at March 1, 2000.

On the basis of the actual position at the end of 2000 and forecasts to 2001, given that the $1.5 million capital expenditure and accelerated third quarter advertising costs were non-recurring commitments, the Company anticipates that it will be able to fund its operating expenses in 2001 with the cash flow from its operations. Notwithstanding this, however, the Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company's historical operating results.

Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital which would be dilutive to current stockholders.

The Company does not have and does not currently anticipate making any material commitments for capital expenditures in 2001. In this context, capital expenditures do not include any mergers or acquisitions.
In addition, however, the Company is in negotiations to raise between $15 million and $20 million via a listing on the Alternative Investment Market ("AIM") in the United Kingdom. The primary purpose of these funds will be to aid the Company's future strategy regarding acquisitions and mergers.

RISK FACTORS

Risks Related to the Company's Financial Condition and Business Model

The Company has a limited operating history. The Company was formed in January 1999 in order to provide representation and other services to musical artists such as songwriters and performers. The Company had very limited operations and revenues, and limited business prospects, until May 23, 2000, the date of the acquisition of uDate.com Ltd.

uDate.com Ltd. was established in February 1998 to provide high quality introduction, matchmaking, relationship and dating services to Internet users. The Company has changed its business strategy to that of its subsidiary, uDate.com Ltd.

Due to the limited operating histories of each of the Company and its subsidiary, it will be difficult for owners of the Company's securities and persons considering an investment in the Company (collectively, "Investors") to evaluate the business and prospects of the Company and an investment in the Company. As a new company, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Investors must consider the risks, expenses and uncertainties that an early stage company in new and rapidly evolving markets face. Some of these risks include:

        -       ability to sustain historical revenue growth rates;
        -       ability to increase brand awareness;
        -       managing expanding operations;
        -       competition;
        -       attracting, retaining and motivating qualified personnel;
        - maintaining current, and developing new strategic relationships;
        - ability to anticipate and adapt to the changing Internet market and any changes in government regulation;
        - the level of usage of the Internet and traffic to the Company's Internet site;
        -       continued acceptance of the Company's products and services;
        - demand for Internet advertising, seasonal trends in advertising sales and the advertising budgeting cycles of individual advertisers;
        - capital expenditure and other costs relating to the expansion of operations;
        - the introduction of new products or services by the Company or its competitors;
        - the mix of the services sold and the channels through which those services are sold;
        -       pricing changes; and
        - general economic conditions and specific economic conditions in the
                Internet industry.

Neither the Company nor uDate.com Ltd. has ever been profitable. For the ten months ended December 31, 2000, the Company incurred a net loss of approximately $6,203,000. At December 31, 2000, the Company had an accumulated deficit of approximately $6,709,000. Although the Company anticipates that it will become profitable on an operating basis (exclusive of extraordinary events) during the first quarter of 2001, the Company cannot assure Investors that it will achieve sufficient revenues for profitability.

Even if the Company does achieve profitability, it cannot assure Investors that it can sustain or increase profitability on a quarterly or annual basis in the future. If revenues grow at a slower rate than anticipated, or if spending levels exceed expectations or cannot be adjusted to reflect slower revenue growth, the Company may not generate sufficient revenues to achieve or sustain profitability.

Investors should not rely on quarterly operating results as an indication of future results because they are subject to significant fluctuations.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the Company's stock price. Quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the Company's stock price to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect the Company's quarterly results include:

        - mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;
        - the demand for, and acceptance of, the Company's Web site, products, product enhancements and services;
        - the timing, amount and mix of the Company's subscription and advertising revenues;
        -       changes in general economic conditions;
        -       the magnitude and timing of marketing initiatives;
        - the maintenance and development of strategic relationships;
        - the introduction, development, timing, competitive pricing and market acceptance of the Company's products and services and those of the Company's competitors;
        - the Company's ability to manage anticipated growth and expansion; and
        - technical difficulties or system downtime affecting the Internet generally or the operation of the Company's products and services specifically.

As a result of the factors listed above and because the on-line dating and matchmaking market is immature and it is difficult to predict consumer demand, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the Company's stock price to decline.

Expense Levels and Changes in Pricing.

The Company's expense levels are based, in significant part, on its expectations as to future revenues and are therefore relatively fixed in the short term.

The Company's major expenses continue to be sales and marketing costs, human resource costs and technology costs. The Company anticipates that its expenses will increase as its business expands and as it makes acquisitions. In addition, these costs may still be subject to dynamic and, from time to time, significant variation. If revenues fall below expectations in any quarter and the Company is unable to quickly reduce spending in response, its operating results would be lower than expected and the stock price may fall.

In addition, the Company increased its membership charges in the fourth quarter of 2000. If competitors aggressively pursue the Company's members and potential members by offering lower membership rates, the membership base, revenues and operating results may be adversely affected.

The Company's business model is unproven and may not be adaptable to a changing market.

If the Company is not able to anticipate changes in the on-line dating and matchmaking market or if the business model is not successful, the Company may not be able to expand the business or to successfully compete with other companies, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's current business model depends on recurring revenues from (1) members who subscribe for the Company's fee-generating services ("Subscribers") and (2) advertisers using the uDate Web site.

Membership revenues depend upon (i) the conversion of new non-paying members to Subscribers; and (ii) existing Subscribers renewing their membership for further periods. Given that it is currently Company policy not to automatically re-bill Subscribers on the expiration of their subscription period, they may seek an alternative service and never return. It is the Company's intention, however, to introduce auto-rebilling for Subscribers on a 1-month pay plan during the first quarter of 2001.

If current Subscribers decide to discontinue the Company's service and uDate is unable to replace them with new Subscribers, or if the Company is unable to prove that advertising on the uDate Web site is effective, or if there is a general downturn in Internet advertising, revenues could decrease or grow at a slower rate than expected. It is possible that the Company will be required to further adapt its business model in response to additional changes in the on-line dating and matchmaking market or Internet advertising or if the current business model is not successful.

Additionally, the Company operates on a global basis with registered members and Subscribers in Europe and Asia, as well as North America. Changes in the economies, trade policies, and fluctuations in interest or exchange rates may have an impact on its future financial results. As the Company continues to operate more globally, seasonality may become an increasing factor in its financial performance.

The Company may not be able to obtain sufficient funds to grow its business and any additional financing may be on terms adverse to the interests of its stockholders.

Because the Company has generated losses through the end of fiscal 2000 and may continue to do so in 2001, income from operations may not be sufficient to meet its needs.

These factors may make the timing, amount, terms and conditions of additional financing unattractive for the Company. If the Company is able to raise additional funds and does so by issuing equity securities, holders of its common stock may experience significant dilution of their ownership interest and holders of these securities may have rights senior to those of the holders of the Company's common stock.

If the Company obtains additional financing by issuing debt securities, the terms of these securities could limit its flexibility in making business decisions. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund its expansion, successfully promote its brand name, develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business.

Risks Related to The Company's Markets and Strategy

The Company operates in two of the most competitive sectors of the Internet, namely matchmaking/dating and web advertising. The Company currently enjoys a strong position in the matchmaking/dating market with high levels of conversion from registered members to paying members. The emergence of highly competitive technology and services together with aggressive pricing by competitors could cause the Company difficultly in attracting and retaining registered members and converting registered members to Subscribers.

The Company will only be able to execute its business model if use of the Internet grows and its infrastructure is adapted to that growth.

If Internet usage does not continue to grow, the Company may not be able to meet its business objectives. Increased Internet usage will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high speed modems, for providing reliable Web access and services and improved content. Internet usage may be inhibited by any of the following factors:

        - the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;
        - Web sites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet;
        - the Internet industry may not be able to adequately respond to privacy concerns of potential users; and
        - Government regulation may decrease the utility of the Internet for some purposes.

The Company cannot assure Investors that the Web infrastructure or Internet industry will be able to effectively respond to the demands placed on the Web by increased numbers of users, frequency of use or increased bandwidth requirements of users.

The Company may not be able to develop awareness of its brand name.

The Company believes that continuing to build and maintain awareness of its brand name is critical to achieving widespread acceptance of its business and to sustain or increase the number of people who use its Web site. Brand recognition is a key-differentiating factor among providers of on-line dating and matchmaking services, and the Company believes it could become more important as competition in its industry increases. In order to maintain and build brand awareness, the Company must succeed in its marketing efforts, provide high quality services and increase the number of members using its Web sites. If it fails to successfully protect, promote, position and maintain its brand names, incurs significant expenses in promoting its brand and fails to generate a corresponding increase in revenue as a result of its branding efforts, or encounter legal obstacles which prevent the continued use of any of its brand names, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company may not be able to successfully introduce new or enhanced products and services.

The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on the Company's revenues. The Company expects to introduce enhanced products and services in order to generate additional revenues, attract and retain more members to its Web site and respond to competition. Any new or enhanced product or service introduced that is not favorably received could damage the Company's reputation and the perception of its brand name.

The Company has just begun its advertising business. The Internet advertising market is highly competitive and largely untested. Issues abound concerning privacy of personal information, accuracy of accounting for impressions, click rates and revenues. New technologies are emerging regarding multi-media, targeting, tracking and delivery. It is possible that the Company's advertising technology may not prove as effective as hoped and could be made obsolete by numerous third parties who may be planning to launch competing products.

The Company expects competition to continue to increase because the market poses no substantial barriers to entry for simple web-based applications. The Company believes that its ability to compete depends upon many factors both within and beyond its control, including the following:

- the timing and market acceptance of new solutions and enhancements to existing solutions developed either by the Company or its competitors;
-       customer service and support efforts;
-       sales and marketing efforts; and
- ease of use, performance, price and reliability of solutions developed either by the Company or its competitors.

The Company competes with traditional dating and matchmaking services, as well as newspapers, magazines and other traditional media companies that provide dating and matchmaking services. It also competes with large Internet information hubs, or portals, such as Yahoo.com. Many of its current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than it does. These factors may allow them to respond more quickly than the Company can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than the Company can to the development, promotion and sale of their products and services.

These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. The Company cannot assure Investors that its competitors will not develop products or services that are equal or superior to its solutions or that achieve greater market acceptance than its solutions. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions.

The Company may lose business if it fails to keep pace with rapidly changing technologies and customer needs.

To remain competitive, the Company must continually improve the responsiveness, functionality and features of its products and services and develop other products and services that are attractive to members. If it is unable to timely and successfully develop and introduce new services, products and enhancements to existing products in response to industry's changing technological requirements, revenues could be materially adversely affected. New Internet-based services, products or enhancements that have been offered or may be offered in the future by the Company may contain design flaws or other defects that could require extensive modifications or result in a loss of client confidence.

The Company may lose members if the content of its Web site is not attractive to them.

The Company's future growth depends in part on its ability to attract and retain members. This in turn depends in part on its ability to deliver original and compelling content to these members. The Company cannot assure Investors that its content will be attractive to Internet users. It also cannot assure Investors that it will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to its Web site. Internet users can freely navigate and instantly switch among a large number of Web sites. In addition, many other Web sites offer very specific, highly targeted content. These sites could have greater appeal than the Company's Web site to particular groups within its target audience.

The Company's business and growth will suffer if it is unable to hire and retain highly skilled personnel.

The Company's success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of who could adversely affect the business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled employees for product development, sales, marketing, and customer service. Competition for such personnel in the Internet industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Management of the Company will also be required to manage growth of the Company in a manner that requires a significant amount of management time and skill. There can be no assurance that the Company will be successful in managing any future growth or that any failure to manage such growth will not have a material adverse effect on the Company's business, operating results or financial condition.

The Company's future success depends to a significant degree on the skills, experience and efforts of Melvyn Morris, the Company's Chief

Executive Officer. The loss of the services of Mr. Morris could have a material adverse effect on the Company's business, operating results and financial condition.

The Company does not currently maintain key person insurance for Mr. Morris or any other member of its management team.

In addition, though the Company has confidentiality agreements with each of its employees, if it were to lose a key employee, it cannot assure Investors that it would be able to prevent the unauthorized disclosure or use of its procedures, practices, new product development or client lists.

The Company may not be able to effectively manage its expanding operations.

In order to execute its business plan, the Company must continue to grow significantly. If it is not able to expand its operations in an efficient manner, its expenses could grow disproportionately to revenues or its revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on its business, results of operations and financial condition. The Company has recently experienced a period of rapid growth that has placed considerable demands on its managerial, operational, financial and information systems resources. The Company continues to increase the scope of its operations, and has grown its workforce substantially.

The Company's growth has placed, and its anticipated future growth, combined with the requirements the Company faces as a public company, will continue to place, a significant strain on its management, operations, systems and resources. The Company expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage its workforce. The Company's success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively - both independently and as a group. It will also need to continue to expand and maintain close coordination among its products and technology, finance and administration and sales and marketing organizations. The Company cannot assure Investors that if it continues to grow, management will be effective in attracting and retaining additional qualified personnel, expanding its physical facilities, integrating acquired businesses or otherwise managing growth. It cannot assure Investors that its information systems, procedures or controls will be adequate to support its operations or that its management will be able to successfully offer its products and services and implement its business plan.

The failure to establish and maintain partnerships and alliances with other Web properties could limit the growth of the Company's business.

The Company has entered into, and expects to continue to enter into, arrangements with third parties to increase its member base, bring traffic to its Web site and enhance its brands. If any of the current agreements are terminated, it cannot assure Investors that it will be able to replace the terminated agreement with an equally beneficial arrangement. It also cannot assure Investors that it will be able to renew any of its current agreements when they expire or, if it is able to do so, that such renewals will be available on acceptable terms. It also does not know whether it will be successful in entering into additional partnerships and alliances or that any relationships, if entered into, will be on terms favorable to the Company.

The Company may not be successful in its plan for international expansion.

The Company may not be able to successfully execute its business plan in foreign markets. If revenue from international ventures is not adequate to cover its investment in those ventures, total revenues could be materially adversely affected. The Company believes that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important to continue the business' growth. Future international operations might not succeed for a number of reasons including:

        -       difficulties in staffing and managing foreign operations;
        - competition from local dating services and cultural and sociological attitudes toward dating services;
        - operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;
        -       language and cultural differences;
        - legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;
        -       taxation issues;
        - unexpected changes in trading policies, regulatory requirements and exchange rates;
        - issues relating to uncertainties of law and enforcement relating to the regulation and protection of intellectual property;
and
        -       general political and economic trends.

The Company may not be able to successfully make acquisitions of, or investments in, other companies.

The Company expects its growth to continue, in part, by acquiring complementary businesses, products, services or technologies. It expects to have discussions with companies regarding acquiring, or investing in, their businesses, products, services or technologies. The Company cannot assure Investors that it will be able to identify suitable acquisition or investment candidates. Even if it does identify suitable candidates, it cannot assure Investors that it will be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves several risks, including:

                - availability of financing on terms acceptable to the Company;
                - diversion of management's attention from other business
                        concerns;
                -       retention of key personnel of the acquired company;
                - entry into markets in which the Company has little or no direct prior experience;
                - inability to identify and acquire businesses on a cost-effective basis;
                - inability to manage and integrate acquired personnel, operations, services, products and technologies into its
                        organization effectively; and
                - inability to retain and motivate key personnel and to retain the clients or goodwill of acquired entities.

In pursuing acquisitions, the Company may compete with competitors that may be larger and have greater financial and other resources than it has. Competition for these acquisition targets could result in increased prices. In addition, in executing the Company's acquisition strategy, it may incur expenses without being able to identify suitable acquisition candidates. This could reduce its profitability.

Risks Related to the Internet and the Company's Technology Infrastructure

To support its high level of growth it is critical that the Company scales its Web site operations to support the growth and maintain acceptable levels of performance. The Company believes that the process of converting registered members to paying members is highly sensitive to Web site availability, performance, speed of page delivery and database operations. Any catastrophic failure at its facility could prevent it from serving its Web traffic for up to several days, and any failure of one or more of its Internet service providers may adversely affect the network's performance.

The Company's technology has demonstrated its ability to scale in accommodating significant growth. However, the Company believes that its site is among the busiest of sites on the Web. As the performance of the Company's service is enhanced following upgrades, users typically stay on-line longer. This can make capacity planning extremely difficult, giving rise to spikes in demand for services. The long-term scalability of its current technology will be a critical factor as the Company grows. There has been an increase in the time users stay connected to the site following the last bandwidth upgrade. It is now common that 20% or more users are connected for more than 2 hours per log-on. The trend in average log-on times is also on the rise and the Company anticipates that this will be an important factor in influencing bandwidth and technology requirements.

The Company may experience reduced visitor traffic, reduced revenue and harm to its reputation in the event of unexpected network interruptions caused by system failures. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of the Company's products and services or a decrease in responsiveness of its services could result in reduced visitor traffic, reduced revenue and could materially adversely affect its reputation and brand. The Company's servers and software must be able to accommodate a high volume of traffic. The Company has experienced system interruptions in the past, and it believes that these interruptions will continue to occur from time to time in the future.

Any increase in demands on its servers beyond their current capacity will require it to expand and adapt its network infrastructure. If it is unable to add additional software and hardware to accommodate increased demand, it could experience unanticipated system disruptions and slower response times.

The Company's members may become dissatisfied by any system failure that interrupts its ability to provide its products and services to them or results in slower response times. The Company does not maintain business interruption insurance and its other insurance may not adequately compensate it for any losses that may occur due to any failures in its system or interruptions in its service.

Breaches of the Company's network security could be costly.

The Company may be required to expend capital and resources to protect against, or to alleviate, security breaches, which could reduce its profitability. A significant barrier to confidential communications over the Internet has been the need for security. If unauthorized persons penetrate its network security, they could misappropriate proprietary information or cause interruptions in its services. Misappropriation of the Company's and its members' proprietary information or interruptions of its services could result in reduced visitor traffic and a loss of members. Computer viruses may cause its systems to incur delays or interruptions, which could reduce demand for its service and damage its reputation. Computer viruses may cause the Company's systems to incur delays or other service interruptions and could damage its reputation and have a material adverse effect on its business, financial condition and results of operations. The inadvertent transmission of computer viruses could expose it to a material risk of loss or litigation and possible liability.

Intellectual Property Protection.

The Company has developed technologies that it uses in its business. It relies primarily on a combination of common law trade secret, copyright and trademark protection and contractual provisions to protect its proprietary rights in such technologies.

The steps the Company has taken to protect its proprietary rights may not be adequate to deter misappropriation of proprietary information. The Company may not be able to detect unauthorized use of its proprietary information or take appropriate steps to enforce its intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of other countries in which the Company markets or may market its services in the future are uncertain and may afford little or no effective protection of its intellectual property. If the Company resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive. The proceedings could also involve a high degree of risk.

Defending against intellectual property infringement claims could be time consuming and expensive, and the Company may be liable for infringing on the intellectual property rights of others. If the Company is not successful in defending against these claims, it could be subject to significant damages and the disruption of its business.

At this time the Company has not filed any applications for patents, copyrights or trademarks for its technologies. Patents, trademarks and copyrights may become important in the protection of the commercial viability of uDate's products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success, therefore, may in part depend on its ability to obtain patents, trademarks and copyrights or licenses to such intellectual property in the future. It is not possible to anticipate the breadth or degree of protection that patents, trademarks and copyrights would afford any product or the underlying technologies. There can be no assurance that any patents, trademarks or copyrights issued or licensed to the Company will not be successfully challenged in the future or that any of the Company's products will not infringe the patents, trademarks or copyrights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require the Company to enter into costly litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all.

The Company may be liable as a result of information retrieved from or transmitted over the Internet.

The Company may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on its Web site and the other sites linked to it. These types of claims have been brought, sometimes successfully, against on-line services in the past. The Company could also be sued for the content that is accessible from its Web site and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. The Company also offers e-mail services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. The Company's insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect it against these types of claims. In addition, the Company could incur significant costs in investigating and defending such claims, even if it ultimately is not liable. If any of these events occur, the Company's revenues could be materially adversely affected.

Other Risks

The Company may become subject to burdensome government regulations and legal uncertainties affecting the Internet which could adversely affect its business.

Legal uncertainties and new regulations could increase the Company's costs of doing business, require it to revise its products or services, prevent it from delivering its products and services over the Internet or slow the growth of the Internet, any of which could increase its expenses, reduce its revenues or cause its revenues to grow at a slower rate than expected and materially adversely affect its business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. Moreover, the laws and the interpretation of laws concerning the recruiting industry are constantly changing.

In addition, any imposition of state sales and use taxes on the products and services sold over the Internet may decrease demand for products and services that the Company sells over the Internet. The U.S. Congress passed legislation in 1998 which limits for three years the ability of states to impose any new taxes on Internet-based transactions. Failure by Congress to renew this legislation and the subsequent imposition of state taxes on Internet-based transactions could adversely affect the Company's future operating results which could result in a decline in its stock price.

The Company's stock price may experience extreme price and volume fluctuations.

The stock market in general and the market prices of shares in technology companies, particularly those such as the Company which offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These fluctuations are in response to many factors, some of which are largely beyond the Company's control. These factors include:

                -       quarterly variations in results of operations;
                -       adverse business developments;
                -       changes in financial estimates by securities analysts;
                - investor perception of the Company in particular and on-line matchmaking services in general;
                - announcements by competitors of new products and services; and
                - general economic conditions both in the U.S. and in foreign countries.

Since the Company's stock price is potentially volatile, it may become subject to securities litigation which is expensive and could result in a diversion of resources. Litigation brought against it could result in substantial costs to it in defending against the lawsuit and a diversion of management's attention. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Since the Company's stock price is volatile, it could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on its business and results of operations.

Future sales of the Company's common stock may negatively affect its stock price.

The market price of the Company's common stock could decline as a result of sales of a large number of shares of the common stock in the market or as a result of sales by its existing stockholders, or the perception that these sales could occur. The Company has and will continue to have a large number of shares of common stock outstanding and available for resale. These sales might make it more difficult for the Company to sell equity securities in the future at a time and at a price that it deems appropriate. Unregistered shares of its common stock currently outstanding are or will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of the common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale.

Item 7. Financial Statements.

Report of Independent Accountants

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
uDate.com, Inc:

We have audited the accompanying consolidated balance sheet of uDate.com, Inc and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the ten-month period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uDate.com, Inc and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the ten month period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG Audit Plc
Nottingham, England.

13 March, 2001, except as to Note 10, which is as of 29 March, 2001


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
uDate.com, Inc:

We have audited the accompanying balance sheet of uDate.com Limited as of March 1, 2000, and the related statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year ended March 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of uDate.com Limited as of March 1, 2000, and the results of their operations and their cash flows for the year ended March 1, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Smith Cooper
Derby, England.

14 August 2000

UDATE.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS                                           10 MONTH        YEAR
                                                                              PERIOD ENDED     ENDED
                                                                              DEC 31, 2000  MAR 1, 2000
                                                                                    $            $

Sales                                                                             1,588,730      197,809
Operating expenses
  Selling general and administrative expenses                                     4,277,425      348,937
  Advertising expense                                                             3,607,923      139,004
                                                                              ---------------------------
Total operating expenses                                                          7,885,348      487,941

                                                                              ---------------------------
Net operating loss                                                               (6,296,618)    (290,132)

Interest income                                                                     112,607            -
Interest expense                                                                     18,680        2,081

                                                                              ---------------------------
Loss before income taxes                                                         (6,202,691)    (292,213)

Income taxes                                                                              -            -

                                                                              ---------------------------
Net loss                                                                         (6,202,691)    (292,213)
                                                                              ===========================

Basic and diluted earnings per share                                                  (0.38)       (0.03)

Weighted average number of shares used in
calculation of basic and diluted earnings per share                              16,244,903   10,711,835

The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC.
CONSOLIDATED BALANCE SHEETS

                                                                              DEC 31, 2000  MAR 1, 2000
                                                                                    $            $

ASSETS
  Current assets :
  Cash                                                                            1,450,366        6,460
  Trade accounts receivable                                                         167,723        6,318
  Due from officers and employees                                                    25,067        7,894
  Prepaid expenses                                                                  348,452       18,753
                                                                              ---------------------------
  Total current assets                                                            1,991,608       39,425
                                                                              ---------------------------

  Plant and equipment
  Computer and office equipment                                                   1,765,372      288,523
  Less : Accumulated depreciation                                                   501,096      156,020
                                                                              ---------------------------
  Net computer and office equipment                                               1,264,276      132,503
                                                                              ---------------------------
  Total assets                                                                    3,255,884      171,928
                                                                              ===========================

  Current liabilities :
  Current portion of obligations under capital leases                                70,177       78,149
  Accounts payable and accrued liabilities                                        1,156,524       83,570
  Deferred revenue                                                                  439,929       22,926
  Amounts due to officers and directors                                                   -      235,765
  Accrued salaries and wages                                                        207,228            -
  Other current liabilities                                                          54,822      176,814
                                                                              ---------------------------
  Total current liabilities                                                       1,928,680      597,224
                                                                              ===========================

  Obligations under capital leases, excluding current portion                        12,978       63,945
                                                                              ---------------------------
                                                                                     12,978       63,945
                                                                              ---------------------------
  Total liabilities                                                               1,941,658      661,169
                                                                              ---------------------------

  Stockholders' equity (deficit) :
  Common stock $0.001 par value at December 31, 2000, (pound)1 par value at 1 March, 2000. Authorised 50,000,000 and 1,000 respectively. Issued and outstanding 18,255,000 and 100
  respectively.                                                                      18,255          167
  Additional paid-in capital                                                      7,963,157            -
  Retained deficit                                                               (6,708,779)    (506,088)
  Accumulated other comprehensive income - cumulative
  translation adjustment                                                             41,593       16,680
                                                                              ---------------------------
  Total stockholders' equity                                                      1,314,226     (489,241)

                                                                              ---------------------------
  Total liabilities and stockholders' equity                                      3,255,884      171,928
                                                                              ===========================

The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC.
CONSOLIDATED STATEMENTS OF CASHFLOW


                                                                                10 MONTH        YEAR
                                                                              PERIOD ENDED     ENDED
                                                                              DEC 31, 2000  MAR 1, 2000
                                                                                    $            $
CASHFLOW
Net loss                                                                         (6,202,691)    (292,213)

Depreciation of plant and equipment                                                 352,335      119,579

Stock compensation expense                                                          451,423            -

Increase in trade accounts receivable, amounts due from
officers and employees and prepaid expenses                                        (508,277)     (20,523)

Increase in amounts payable and accrued liabilities,
deferred revenue, amounts due to officers and directors,
accrued salaries and wages and other current liabilities                          1,197,995      249,889
                                                                              ---------------------------

Net cash provided by / (used in) operating activities                            (4,709,215)      56,732

Cash flows provided by / (used in) investing activities :
Cash acquired with uDate.com, Inc                                                    50,923            -
Capital expenditure                                                              (1,484,108)     (11,070)
                                                                              ---------------------------
Net cash used in investing activities                                            (1,433,185)     (11,070)
                                                                              ---------------------------

Cash flows provided by / (used in) financing activities :
Repayment of capital lease obligations                                              (58,939)     (32,231)
Proceeds from issuance of common stock                                            7,635,580            -
                                                                              ---------------------------
Net cash provided from financing activities                                       7,576,641      (32,231)
                                                                              ---------------------------

Effect of exchange rate changes on cash                                               9,665            -

                                                                              ---------------------------
Net increase in cash and cash equivalents                                         1,443,906       13,431

Cash and cash equivalents at beginning of period                                      6,460       (6,971)

                                                                              ---------------------------
Cash and cash equivalents at end of period                                        1,450,366        6,460
                                                                              ===========================


Cash paid for :
Interest                                                                             18,680        2,081
                                                                              ===========================

Non cash transactions:
Fixed assets acquired under capital lease                                                 -       96,635
                                                                              ===========================

Net liabilities acquired with issuance of common stock                              105,758            -
                                                                              ===========================

UDATE.COM, INC.
STATEMENT OF SHAREHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME
YEAR ENDED MARCH 1, 2000 AND 10 MONTHS ENDED DECEMBER 31, 2000

                                                                                                       Accumulated
                                                                                                         other           Total
                                                   Number       Common     Additional     Retained    comprehensive  stockholders'
                                                 of shares      stock       capital       earnings        income         equity
                                                                  $            $              $             $              $

Balances at March 1, 1999                          10,711,835       167            -      (213,875)        (2,895)      (216,603)

Net loss for the year                                       -         -            -      (292,213)             -       (292,213)


Cumulative translation adjustment                           -         -            -             -         19,575         19,575

                                                                                                                  ---------------
Comprehensive net loss                                                                                                  (272,638)


                                               ----------------------------------------------------------------------------------
Balances at March 1, 2000                          10,711,835       167            -      (506,088)        16,680       (489,241)

Net loss for the 10 month period                            -         -            -    (6,202,691)             -     (6,202,691)


Cumulative translation adjustment                           -         -            -             -         24,913         24,913

                                                                                                                  ---------------
Comprehensive net loss                                                                                                (6,667,019)

Shares issued in connection with :

  Warrants and options granted to non-employees
  for services                                              -         -      451,423             -              -        451,423

  Offer to new investors in uDate.com Limited         213,165         -      223,880             -              -        223,880

  Reverse Acquisition and Share reorganization      7,330,000    18,088    7,287,854             -              -      7,305,942

                                               ----------------------------------------------------------------------------------
Balances at December 31, 2000                      18,255,000    18,255    7,963,157    (6,708,779)        41,593      1,314,226
                                               ==================================================================================

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements, December 31, 2000

NOTE 1. BASIS OF PRESENTATION

On May 23, 2000, Anthem Recording West, Inc. (referred to herein as uDate.com, Inc. or Anthem) issued 10,925,000 shares of Common Stock in exchange for all of the outstanding shares of capital stock of uDate.com Ltd. (formerly Icebreaker Personal Network Ltd.), an English corporation (subsequently renamed "uDate.com Ltd.") and its parent Company, Internet Investments Inc., a Bahamian corporation ("Internet Investments Inc."), (the "Share Exchange Transaction") pursuant to the terms of a Share Exchange Agreement dated as of May 23, 2000 (the "Share Exchange Agreement"). uDate.com, Inc. and its subsidiaries Internet Investments Inc. and uDate.com Ltd. are referred to herein as the "Company". The Share Exchange Transaction resulted in the former shareholders of Internet Investments Inc., and uDate.com Ltd. controlling an aggregate of approximately 60% of the issued and outstanding shares of Common Stock of the Company pursuant to the Share Exchange Agreement.

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

Since the legal acquirer, uDate.com, Inc., had no operations and the stockholders in uDate.com Ltd. now own the majority of the shares in the Company, the accounting for this transaction is to treat uDate.com Ltd. as the accounting acquirer. The historical figures presented in these financial statements are therefore those of uDate.com Ltd. The fair value of the net tangible liabilities of Anthem on May 23, 2000 ($105,758) were recorded as a reduction of the shareholders equity of uDate.com Ltd. No goodwill was recorded in connection with this transaction. The Consolidated Statement of Operations for the ten month period ended December 31, 2000 incorporates the results of the consolidated Company from May 23, 2000.

NOTE 2. NATURE OF BUSINESS

uDate.com Ltd., which currently comprises all of the Company's operations, is a United Kingdom ("UK") based Company providing Internet dating services on a global basis. The Company is a technology business with primary operations consisting of a high quality, Internet-based, introduction, matchmaking, relationship and dating Web site.

Revenues are derived principally from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Web site's private e-mail and messaging services. In addition, the Company began selling advertising space on its Web site in July 2000.

The Company's operations are currently organized in a single operating segment. Subscription revenues amounted to $1,507,718 and advertising revenues $81,012 in the ten-month period ended December 31, 2000. All of the revenue for the year ended March 1, 2000 was derived from subscriptions.

uDate's members are located worldwide, with approximately 68% of all members residing in the United States.

At March 1, 2000, all of the Company's long-lived assets were based in the UK. At December 31, 2000 long-lived assets of approximately $1.5 million were located in the United States, with the remainder being located in the UK.

NOTE 3. LIQUIDITY

During the ten months ended December 31, 2000, the Company raised $7,636,000 through an equity offering and used the proceeds to fund the development of the business. Specifically, the Company used cash of $1,484,000 to acquire fixed assets and $4,709,000 to fund operating expenditures resulting in a cash balance at December 31, 2000 of $1,450,366. The Company reported a net loss of $6,202,691 for the 10 months ended December 31, 2000.

These results are substantially in accordance with management's financial plans at the time of the equity offering. Management believes that a significant portion of the cash expended on fixed asset acquisition and on advertising in the current period was of a non-recurring nature. Management's plan to provide liquidity for the Company during 2001 includes the following:

        - Improving cash flow from operations by continuing to increase revenues whilst decreasing advertising expense and controlling administrative expenditures;
        - Reducing capital expenditure, given that the Company's infrastructure is now substantially complete and the application is wholly-scalable;
        - If its operating results and cash flows from operations improve at a slower rate than is anticipated, the Company may need additional funding to meet its working capital needs. If additional funds are needed, the Company may seek additional financing through the issuance of debt or by raising additional equity capital in the future. There can be no assurance that such financing will be available or, if it is available, that it will be on terms favorable to the Company.

The Company believes that its current cash balance, together with its projected improvement in operating results and cash flows, will be sufficient to meet its liquidity needs for the next 12 months and, accordingly, has prepared its financial statements assuming that the Company will continue as a going concern.

In addition, however, the Company is in negotiations to raise between $15 million and $20 million via a listing on the AIM in the United Kingdom. The primary purpose of these funds will be to aid the Company's future strategy regarding acquisitions and mergers.

As described in note 10, the Company acquired Kiss.com in exchange for 6,249,998 shares and a $5,000,000 loan note. The loan note will be repayable from future dating revenues earned by the combined entity, should the planned AIM Listing prove unsuccessful.

NOTE 4. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY

The financial statements have been prepared on a consolidated basis. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

REVENUE RECOGNITION

Revenue is earned primarily from the sale of subscriptions to the services offered by the Company. Payment is made by the subscriber in advance, usually by credit card, and can be for a subscription period ranging from 5 days to 12 months depending on the product selected at the time of subscription. The revenue received is deferred and recognized on a straight-line basis over the period of each subscription.

Advertising revenue is recognized as advertisements are shown on the site.

Deferred revenue consists of subscription revenue to be earned in the future on agreements in existence and billed for at the balance sheet date.

FIXED ASSETS

Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

Depreciation is calculated on a straight-line basis to write off the cost of fixed assets over their estimated useful lives as follows:

         Office equipment               4 years
         Computer equipment         2 to 3 years

Plant and equipment held under capital leases are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

In January 2000, the Emerging Issues Task Force issued EITF 00-2, Accounting for Web site Development Costs, which became effective on July 1, 2000. This EITF and SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, require that costs associated with planning and operating the Web site be expensed as incurred while certain costs incurred to develop Web site applications and infrastructure be capitalized and amortized over the estimated useful life of the asset. Substantially all of the cost of developing the Company's Web site application were incurred prior to July 1, 2000 and were therefore expensed as incurred.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments that have an original maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION

The Company considers the US dollar to be its functional currency. Transactions in foreign currencies are translated at a rate approximating to the rate ruling at the date of the transaction and the resulting gain or loss taken to the statement of operations.

INCOME TAXES

The Company records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are recognized for deferred tax assets, if it is considered more likely than not, that all or some portion of the deferred tax assets will not be realized. Income tax expense is tax payable for the current period and the change during the year in deferred tax assets and liabilities.

ADVERTISING COSTS

Advertising costs are generally expensed as incurred. Advertising costs which relate to future periods are included on the balance sheet in prepaid expenses and expensed in the period that the advertising takes place.

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

STOCK-BASED COMPENSATION

The Company accounts for its stock-based awards in accordance with the intrinsic value method established by APB Opinion No. 25 "Accounting for Stock Issued to Employees". No compensation expense is recognized for stock options granted to employees when the exercise price of these options granted is equal to or greater than the fair market value of the Company's stock at the date of grant. The Company has also adopted the disclosure requirements of SFAS No.
123. "Accounting for Stock-Based Compensation".

IMPAIRMENT OF LONG-LIVED ASSETS

Under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset to be held and used may not be recoverable. Impairment is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), will be effective for the Company for periods beginning after June 15, 2001. SFAS 133 requires that all derivative financial instruments be recognized in the balance sheet at fair value with changes in fair value recorded to the statement of operations or comprehensive income depending on the nature of the instrument. As the Company does not currently use any derivative financial instruments, it does not expect the standard to have a material effect on its financial statements.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), on December 3, 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. SAB 101 did not have a material effect on the Company's financial statements.

NOTE 5. EARNINGS PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding the effect of any dilutive potential common stock. Diluted EPS reflects the potential dilution in the earnings of an entity that could occur as a result of any potential common stock outstanding during the period. For the periods presented herein, basic EPS is the same as diluted EPS since the Company reported a net loss for each period (i.e., 1,200,000 potential common shares related to employee stock options and 747,550 potential common shares related to warrants were excluded from the EPS calculations since their impact was anti-dilutive).

NOTE 6. SHARE OPTION AGREEMENTS

The Company granted stock options to certain officers and employees of the Company as follows:

(i) To purchase 1,000,000 shares of common stock at an exercise price of $7.50 per share. 50% of the options vest on May 23, 2001 and 50%
  vest evenly over the following twelve months. These options expire on May 22, 2010 if not exercised.

  (ii) To purchase 200,000 shares of common stock at an exercise price of $7.50 per share. 25% of the options vested on October 16, 2000 and 75% vest evenly over the following 24 months. These options expire on October 2, 2010 if not exercised.

Stock option activity during the periods indicated is as follows:

                                              Number of shares   Weighted average
                                                                 exercise price
Balance at March 1, 1999 and March 1, 2000               -                   -
Granted                                           1,200,000               $7.50


Balance at December 31, 2000                      1,200,000               $7.50


The weighted average fair value of the stock options granted was $4.17 per share on the dates of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 7%, expected life of 10 years and volatility of 94.63%.

The company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the company's net income would have been reduced to the pro forma amounts indicated below:

                                                                    2000             1999
Net loss           As reported                   $           (6,202,691)        (292,213)
                   Pro forma                                 (8,354,297)        (292,213)

In addition to the employee stock options, the Company has issued 247,550 warrants to non-employees as compensation for services, exercisable at prices of between $3 and $4 over a ten-year period. The Company has recognized an expense in the 10 month period ended December 31, 2000 of $451,423 based on the fair value of the options using the Black Scholes model and the assumptions described above.

NOTE 7. INCOME TAXES

The income tax charge for the period comprises:


                                                  December 31 2000        March 1 2000
                                                                 $                   $
Deferred tax                                            (1,656,840)            (86,094)
Valuation allowance                                      1,656,840              86,094
                                                       ------------          ----------
                                                                 -                   -

Income tax for the periods ended December 31, 2000 and March 1, 2000 differed from the amounts computed by applying the UK income tax rate of 30% to pretax income from continuing operations as a result of the following:


                                                     December 31 2000        March 1 2000
                                                                    $                   $
Expected tax expense (benefit)                             (1,860,807)            (87,664)
Increase (reduction) in income taxes
  resulting from:
Change in the valuation allowance                           1,656,840              86,094
Permanent difference in relation to stock
option plans                                                  135,427                   -
Other                                                          68,540               1,570
                                                         ------------          ----------
                                                                    -                   -

The significant components of deferred tax assets and deferred tax liabilities at December 31, 2000 and March 1, 2000 are as follows:

                                                  December 31 2000        March 1 2000
                                                                 $                   $
Deferred tax assets
  Net operating loss carryforwards                       1,883,169             141,195
  Plant and equipment                                            -               7,101
                                                      -------------         -----------
  Total gross deferred tax assets                        1,883,169             148,296
  Less: Valuation allowance                             (1,805,136)           (148,296)
                                                      -------------         -----------
  Net deferred tax assets                                  (78,033)                  -
                                                      -------------         -----------
Deferred tax liabilities
  Plant and equipment, principally due to
  differences in depreciation                              (78,033)                  -
                                                      -------------         -----------
  Total gross deferred tax liabilities                     (78,033)                  -
                                                      -------------         -----------
  Net deferred tax asset (liability)                             -                   -

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $6.5 million The Company has yet to make a profit. Based upon the level of historical taxable losses management cannot say that it believes that it is more likely than not the Company will realize the benefits of these deductible differences and therefore a full valuation allowance has been made at December 31, 2000.

NOTE 8. UNAUDITED COMPARATIVE FIGURES

In connection with the Share Exchange Transaction, the Company changed its fiscal year end from March 1 to December 31. The following unaudited statement of operations is presented to provide comparative information for the 10 month period ended December 31, 1999.

                 (Unaudited)
                  10 month
$               period ended
              December 31, 1999
                          $
Sales               133,786
Operating
expenses
Selling,            336,737
general and
administrative
expenses
Advertising           6,569
               -------------
Total               343,306
operating
expense
               -------------
Net               (209,520)
operating
loss
Interest                  0
income
Interest              1,716
expense
               -------------
Net loss          (211,236)
               =============


NOTE 9. COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases plant and equipment under capital leases which expire over the next two years. The gross amount of these capital leases is as follows:

                                            December 31 2000      March 1 2000
                                                           $                 $

Plant and equipment gross                             96,635            96,635
Less accumulated depreciation                       (35,680)           (5,369)
                                                   ----------         ---------
Net                                                   60,955            91,266

The total charge for depreciation for assets under capital leases of the 10 months to December 31, 2000 was $30,311.

Future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 2000 are as follows:


                                                                             $
2001                                                                   84,128
2002                                                                   16,484
                                                                     ----------
Total minimum lease payments                                          100,612
Less amount representing interest                                     (17,457)
                                                                     ----------
Present value of net minimum lease payments                            83.155
Less current portion                                                  (70,177)
                                                                       12,978

OTHER COMMITMENTS AND CONTINGENCIES

The Company is not party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company's business, consolidated operating results or consolidated financial condition.

NOTE 10. SUBSEQUENT EVENT

On March 29, 2001, uDate.com, Inc. acquired Kiss.com, Inc., one of uDate's competitors. Consideration totaling approximately $19.1 million is based on a combination of 6,249,998 shares and a loan note for $5 million.

In February 2001, the Company granted options to acquire 1,190,000 shares to certain officers and employees of the Company, each with an exercise price at or above the fair market value on the date of grant and which vest over two years.

ITEM 8. Changes in and disagreements with Accountants on Accounting and Finanacial Disclosure.

Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Item 12. Certain Relationships and Related Transactions.

For Items 9-12, inclusive, reference is hereby made to the Company's definitive proxy statement to be filed in accordance with Regulation 14A pursuant to
Section 14(a) of the Securities Exchange Act of 1934, which is incorporated herein by reference hereto.

Item 13(a), Exhibits and Lists.

                                 EXHIBIT INDEX


EXHIBIT NO.
-----------
2.01                 Share Exchange Agreement dated as of May 23, 2000 by and among the
                     Registrant, Atlas Trust Company (Jersey) Limited, Internet Investments
                     Inc., uDate.com, Ltd., Tavendish Enterprises Ltd., David John Shortland,
                     Paula Loraine Shortland, Ryley Hill Ltd., the trustees of the Shortland
                     No. 1 Trust, Melvyn Morris and Howard Thacker (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on June 9, 2000, as amended by Current Reports on Form 8-K/A filed with the Commission on
                     August 14, 2000 and March 26, 2001 and incorporated herein by reference).

2.02                 Agreement and Plan of Merger of uDate.com, Inc., a California corporation, and uDate.com, Inc., a Delaware corporation, dated effective as of March 27,
                     2001 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K
                     filed on March 28, 2001 and incorporated herein by reference).

2.03                 Agreement and Plan of Merger dated as of February 13, 2001 by and among uDate.com,
                     Inc., KCI Acquisition Corp., Kiss.com, Inc., and Lee Zehrer.

2.04                 Amendment Agreement and Consent dated February 23, 2001 by and among uDate.com,
                     Inc., a California Corporation, KCI Acquisition Corp., uDate.com, Inc., a Delaware
                     corporation, Kiss.com, Inc., and Lee Zehrer.

3.01                 Certificate of Incorporation of the Registrant (filed as Appendix
                     B to the Registrant's Definitive Information Statement filed on
                     March 6, 2001 and incorporated herein by reference).

3.02                 By-laws of the Registrant (filed as Appendix C to the Registrant's Definitive
                     Information Statement filed on March 6, 2001 and incorporated herein by reference).

4.01                 Specimen Stock Certificate representing Common Stock.


EXHIBIT NO.
-----------
10.01*               Registrant's 2000 Stock Incentive Plan and form of Stock
                     Option Agreement (filed as Exhibit 10.2 to the Registrant's
                     Current Report on Form 8-K filed by the Registrant on June
                     9, 2000, as amended by Current Reports on Form 8-K/A filed with the Commission on August 14, 2000 and March 26, 2001
                     and incorporated herein by reference).

10.02*               Service Agreement dated May 3, 2000 between uDate.com Limited and
                     Melvyn Morris.

10.03*               Service Agreement dated May 3, 2000 between uDate.com Limited and
                     Howard William Thacker.

10.04*               Contract of Employment dated May 9, 2000 between uDate.com
                     Limited and Martin Clifford.

10.05*               Contract of Employment dated May 3, 2000 between uDate.com
                     Limited and Anthony Dunn.

10.06*               Stock Option Agreement dated May 23, 2000 between the Registrant and Melvyn Morris.

10.07*               Stock Option Agreement dated May 23, 2000 between the Registrant and Howard Thacker.

10.08 Registration Rights Agreement dated May 23, 2000 between the Registrant and the purchasers of common stock of the Registrant named on the signature pages thereto.

10.09                Lease dated October 2, 2000 between uDate.com Limited and Howtin
                     Investments Limited.

10.10 Registration Rights Agreement dated March 28, 2001 between the Registrant and the purchasers of common stock of the Registrant named on the signature pages thereto.

10.11                Stock Purchase Warrant dated November 9, 2000 issued to Morrison and Foerster LLP.

21.01                Subsidiaries of the Registrant.

* Management contract or compensatory plan or arrangement filed in response to Item 13(a) of Form 10-KSB.

Item 13(b), Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the last quarter of 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UDATE.COM, INC.
                                            (Registrant)

Date:  April 2, 2001                        By   /s/ Melvyn Morris
                                                 -----------------
                                                 Melvyn Morris, President

        We, the undersigned officers and directors of uDate.com, Inc., hereby severally constitute and appoint Martin Clifford, Melvyn Morris and Michael Levitin and each of them singly, with full power of substitution, our true and lawful attorneys with full power to any of them, and to each of them singly, to sign for us and in our names in the capacities indicated below any and all amendments to this Annual Report on Form 10-KSB filed herewith and generally to do all such things in our name and behalf in our capacities as officers and directors to enable uDate.com, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to any and all amendments to said Annual Report on Form 10-KSB.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of uDate.com, Inc. and in the capacities and on the date set forth below.

 SIGNATURE                      TITLE                                  DATE

                                President, Chief Executive Officer    April 2, 2001
 /s/ Melvyn Morris              (Principal Executive Officer),
 -----------------              Director
     Melvyn Morris

                                Chief Financial Officer, Secretary    April 2, 2001
 /s/ Howard W. Thacker          (Principal Financial and Accounting
 ---------------------          Officer), Director
     Howard W. Thacker

 /s/ Martin R. Clifford
 ----------------------
     Martin R. Clifford         Executive Vice President, Director     April 2, 2001

 /s/ Geoffrey Shingles
 ---------------------
     Geoffrey Shingles          Director                               April 2, 2001

 /s/ Kenneth A. Olisa
 --------------------
      Kenneth A. Olisa          Director                               April 2, 2001

                                  EXHIBIT INDEX



EXHIBIT NO.
-----------
2.01                Share Exchange Agreement dated as of May 23, 2000 by and
                    among the Registrant, Atlas Trust Company (Jersey) Limited,
                    Internet Investments Inc., uDate.com, Ltd., Tavendish
                    Enterprises Ltd., David John Shortland, Paula Loraine
                    Shortland, Ryley Hill Ltd., the trustees of the Shortland
                    No. 1 Trust, Melvyn Morris and Howard Thacker (filed as
                    Exhibit 2.1 to the Registrant's Current Report on Form 8-K
                    filed on June 9, 2000, as amended by Current Reports on Form
                    8-K/A filed with the Commission on August 14, 2000 and March
                    26, 2001 and incorporated herein by reference).

2.02 Agreement and Plan of Merger of uDate.com, Inc., a California corporation, and uDate.com, Inc., a Delaware corporation, dated effective as of March 27, 2001 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on March 28, 2001 and incorporated herein by reference).

2.03 Agreement and Plan of Merger dated as of February 13, 2001 by and among uDate.com, Inc., KCI Acquisition Corp., Kiss.com,
                    Inc., and Lee Zehrer.

2.04                Amendment Agreement and Consent dated February 23, 2001 by and among uDate.com, Inc., a California Corporation, KCI Acquisition
                    Corp., uDate.com, Inc., a Delaware corporation, Kiss.com, Inc., and Lee Zehrer.

3.01                Certificate of Incorporation of the Registrant (filed as
                    Appendix B to the Registrant's Definitive Information
                    Statement filed on March 6, 2001 and incorporated herein by reference).

3.02                By-laws of the Registrant (filed as Appendix C to the
                    Registrant's Definitive Information Statement filed on March
                    6, 2001 and incorporated herein by reference).

4.01                Specimen Stock Certificate representing Common Stock.

10.01*              Registrant's 2000 Stock Incentive Plan and form of Stock
                    Option Agreement (filed as Exhibit 10.2 to the Registrant's
                    Current Report on Form 8-K filed by the Registrant on June
                    9, 2000, as amended by Current Reports on Form 8-K/A filed with the Commission on August 14, 2000 and March 26, 2001 and incorporated herein by reference).

10.02*              Service Agreement dated May 3, 2000 between uDate.com
                    Limited and Melvyn Morris.

10.03*              Service Agreement dated May 3, 2000 between uDate.com
                    Limited and Howard William Thacker.

10.04*              Contract of Employment dated May 9, 2000 between uDate.com
                    Limited and Martin Clifford.

EXHIBIT NO.
-----------
10.05*              Contract of Employment dated May 3, 2000 between uDate.com
                    Limited and Anthony Dunn.

10.06*              Stock Option Agreement dated May 23, 2000 between the
                    Registrant and Melvyn Morris.

10.07*              Stock Option Agreement dated May 23, 2000 between the
                    Registrant and Howard Thacker.

10.08*              Registration Rights Agreement dated May 23, 2000 between the
                    Registrant and the purchasers of common stock of the Registrant named on the signature pages thereto.

10.09               Lease dated October 2, 2000 between uDate.com Limited and
                    Howtin Investments Limited.

10.10 Registration Rights Agreement dated March 28, 2001 between the Registrant and the purchasers of common stock of the Registrant named on the signature pages thereto.

10.11               Stock Purchase Warrant dated November 9, 2000 issued to
                    Morrison and Foerster LLP.

21.01               Subsidiaries of the Registrant.

* Management contract or compensatory plan or arrangement filed in response to Item 13(a) of Form 10-KSB.