Form 10KSB/A
period 2000-12-31
UDATE COM INC
filed 2001-04-30
CIK 1083652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A

(Mark One)

(  )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

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

       NEW ENTERPRISE HOUSE
       ST. HELENS STREET
       DERBY ENGLAND                                      DE1 3GY
(Address of Principal Executive Offices)                 (Zip Code)


                                 (877) 802-7243
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:


        Title of Class           Name of Each Exchange on Which Registered
        --------------           -----------------------------------------
            NONE                                    NONE


Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year was $1,588,730 (this revenue figure is for the 10-month revenue period ending December 31, 2000 as per the financial data reported in this Form 10-KSB).

     The approximate aggregate market value of Common Stock held by non-affiliates of the issuer was $18,386,474 based on the closing price of the Common Stock as of February 15, 2001.

     On March 28, 2001, the issuer had outstanding 18,255,000 shares of Common Stock, $.001 par value per share.

     Transitional Small Business Disclosure Format. Yes         No  X
                                                       -----      -----

                                EXPLANATORY NOTE

     The undersigned Registrant hereby amends Items 9, 10, 11 and 12 of its Transition Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001, each to read in its entirety as follows:

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information with respect to our directors and executive officers:

Name                     Age                   Office
--------------------------------------------------------------------------------
Melvyn Morris...........  45     Chief Executive Officer, President and Director
Howard Thacker..........  42     Chief Operating Officer, Secretary and Director
Martin Clifford.........  38     Executive Vice President and Director
Anthony Dunn............  32     Chief Technical Officer
Geoff Shingles..........  61     Director
Ken Olisa...............  49     Director

     MELVYN MORRIS has served as our Chief Executive Officer, President and Director since May 2000. Prior to that, from February 1998 to May 2000, Mr. Morris served as Chief Executive Officer of uDate.com Ltd., formerly Icebreaker Personal Networks Ltd., which was merged into the Company in May 2000. From October 1997 to April 1998, he served as Senior Vice President of Platinum Technology, Inc., a software services company. From June 1985 to October 1997, Mr. Morris served as Chief Executive Officer of Prometrics Ltd., formerly Minitech Ltd., a software services company.

     HOWARD THACKER has served as our Chief Operating Officer, Secretary and Director since joining us in May 2000. From June 1998 to the present, Mr. Thacker has been Managing Director of Ironz Plc., a golf equipment manufacturer. Since June 1996, Mr. Thacker also has served as director of Mercaston Consultants Ltd.

     MARTIN CLIFFORD has served as our Executive Vice President and Director since November 2000. Mr. Clifford joined us in June 2000 as Chief Operating Officer and served in that capacity until November 2000. From January 2000 to May 2000, Mr. Clifford was a Senior Business Manager for Yale Security Ltd., a global security hardware manufacturer. Prior to that, from November 1994 to December 1999, Mr. Clifford served as Group Environmental Manager for Williams Plc., an international conglomerate trading on the London Stock Exchange.

     ANTHONY DUNN has served as our Chief Technical Officer since May 2000. Prior to joining us, from December 1999 to May 2000, Mr. Dunn served as an Information Technology professional for uDate.com, Ltd. From 1994 to November 1999, he served as an Information Technology professional for Prometrics Ltd., a software services company.

     GEOFFREY SHINGLES has served as a director since June 2000. Mr. Shingles has been Chairman of Imagination Technologies Group plc., a public company listed on the London Stock Exchange (IMG.L) since 1984. Mr. Shingles also serves as a director of Interregnum Plc. and Authoriszor Inc.

     KEN OLISA has served as a director since May 2000. Since 1992, Mr. Olisa has been Chairman and Chief Executive Officer of Interregnum Plc., a high-tech consulting and business development public company listed on the London Stock Exchange AIM market. Mr. Olisa has spent almost 30 years in the Information Technology industry. Mr. Olisa also serves director of Open Text Corporation.

     Our board of directors cannot have less than three directors at any one time, and we currently have five directors serving on the board. Each director is elected and serves until the next annual meeting. However, the term of each director shall continue until his or her successor is duly elected and qualified or until the earlier of his or her death, disability, retirement, resignation or removal. There are no family relationships between any of our directors or executive officers. Our executive officers are elected by, and serve at the discretion of, our board of directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

     Based solely upon a review of reports submitted, and representations made to the Company, to the Company's knowledge, for the 10 month transition period ending December 31, 2000, Mr. Morris and Mr. Thacker each inadvertently filed his Form 5 late in connection with the Company's grant of options to each of them. In addition, each of the following directors, officers and 10 percent stockholders inadvertently filed late his or its respective Form 3: Mr. Clifford, Mr. Dunn, Mr. Morris, Mr. Shingles, Mr. Thacker, Mr. Olisa, Atlas Trust Company (Jersey) Limited and Internet Investments Inc. Employee Benefits and Shares Trust.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table summarizes the compensation paid by the Company for the fiscal year ended March 31, 2000 ("Fiscal Year 1999") and the 10 month transition period ended December 31, 2000 to our Chief Executive Officer and three other most highly compensated executive officers during 2000. For ease of reference, we collectively refer to these executive officers throughout this section as our "named executive officers."

                                                                                                 Long Term
                                                                                                Compensation
                                                              Annual Compensation                  Awards
                                                     --------------------------------------  ------------------
                                                                                                 Securities
                                          Fiscal                            Other Annual         Underlying
Name and Principal Position               Year(1)    Salary     Bonus     Compensation(2)        Options(#)
---------------------------               -------    ------     -----     ---------------        ----------
Melvyn Morris, Chief Executive Officer
   and President.....................      1999          $0         $0             $0                    0
                                           2000     207,190     91,740         40,800              525,000

Howard Thacker, Chief Operating Officer
and Secretary........................      1999           0          0              0                    0
                                           2000     142,702     50,528         28,651              475,000

Martin Clifford, Executive Vice
President(3).........................      2000      74,890     22,806         13,431              320,000

Anthony Dunn, Chief Technology Officer...  1999      14,672          0              0                    0
                                           2000      89,250     37,416         16,320              320,000


---------------
(1) Information under "2000" is for the 10 month transition period ended December 31, 2000. Information under "1999" is for the fiscal year ended March 31, 2000.

(2) Represents the amount of an automobile allowance provided by us to the named executive officers.

(3)  Mr. Clifford joined the Company in June 2000.

OPTION GRANTS IN LAST TRANSITION PERIOD

     The following table provides certain information concerning options to purchase our common stock granted during the ten month transition period ended December 31, 2000 to each of the named executive officers.


                            Option Grants in the Ten Month Period Ended December 31, 2000
                            -------------------------------------------------------------
                             Number of Securities   % of Total Options
                              Underlying Options        Granted to        Exercise Price
Name                            Granted (1)(#)       Employees in 2000      Per Share       Expiration Date
                            ---------------------   ------------------    ---------------   ---------------
Melvyn Morris..............         525,000                42.34%              $7.50           5/22/2010
Howard Thacker.............         475,000                 38.31               7.50           5/22/2010
Martin Clifford............               0                  --                --                     --
Anthony Dunn...............               0                  --                --                     --

-------------------

(1) All options granted to the named executive officers were granted under the Company's 2000 Equity Incentive Plan, as amended. The exercise price of all options was at or less than fair market value of the option on the date of grant. The options are generally not transferable by the optionee, are exercisable for a ten year period from the dates of the grant, must generally be exercised within three (3) months after the end of the optionee's status as an employee or within twelve (12) months after the optionee's death or disability. Each option vests ratably as to 50% of the shares covered thereby in the first year and vests as to the remaining 50% of the shares covered thereby 1/24th on each monthly anniversary of the vesting commencement date.

AGGREGATE OPTION EXERCISES IN LAST TRANSITION PERIOD AND TRANSITION PERIOD-END OPTION VALUES

     The following table provides certain information concerning stock option exercises by the named executive officers during the ten month transition period ended December 31, 2000 and options held by the named executive officers as of December 31, 2000.


                              Number of
                                Shares                           Number of Securities              Value of Unexercised
                             Acquired on        Value           Underlying Unexercised             In-The-Money Options
Name                         Exercise (#)    Realized(1)        Options At 12/31/00 (#)               At 12/31/00(2)
----                         ------------    -----------    ----------------------------      ----------------------------
                                                            Exercisable    Unexercisable      Exercisable    Unexercisable
                                                            -----------    -------------      -----------    -------------
Melvyn Morris..............       0               --             0            525,000              --            $0

Howard Thacker.............       0               --             0            475,000              --             0

Martin Clifford............       0               --            --              --                 --            --

Anthony Dunn...............       0               --            --              --                 --            --


(1) Represents the difference between the option exercise price and the closing price of our common stock on the OTC Bulletin Board on the date of exercise.

(2)  Based on the closing price of our common stock on the OTC Bulletin
Board on December 29, 2000 the last trading day in 2000 of $1.0312 per share, there were no in-the-money options held by any named executive officers.


DIRECTOR COMPENSATION

     Our non-employee directors, Messrs. Shingles and Olisa, are each paid approximately $2,250 a month for their service to the Company. In addition, all non-employee directors may be eligible to receive annual awards of options under the 2001 Stock Incentive Plan to purchase shares of our common stock, each of which will vest according to the schedule established by our board of directors at the time of grant. The executive directors, Messrs. Clifford, Morris and Thacker, are not paid fees for serving on the board. All directors receive reimbursement for their reasonable out-of-pocket expenses incurred in connection with their attendance at our board meetings.


                              EMPLOYMENT CONTRACTS

EMPLOYMENT AGREEMENTS

     On May 3, 2000, we entered into an employment agreement with Melvyn Morris for an unspecified initial term, which term will be automatically extended until terminated by the Company with twelve months prior written notice or by Mr. Morris with not less than five months prior written notice. The agreement provides that Mr. Morris will serve as our Chief Executive Officer and will also serve on our board of directors. Under the agreement, we pay Mr. Morris a base salary of $303,773, bonuses of a maximum of 76% of salary based upon achievement of targeted performance goals, and an automobile allowance of $59,820 per annum. The agreement specifies that if we terminate Mr. Morris for certain enumerated reasons, Mr. Morris will be required to transfer all shares of the Company held by him to such persons as directed by the Company. Notwithstanding the notice requirements discussed above, the Company may terminate Mr. Morris effective immediately by paying him all amounts owed to him under the terms of the employment agreement. The agreement also provides that for twelve months following termination from the Company, Mr. Morris will not enter into competitive endeavors and will not undertake any commercial activity that is contrary to our best interest or that of our affiliates, including accepting employment or acquiring an interest in any entity (other than up to 1% of the voting shares of any Company traded on a recognized exchange) that provides products and services in competition with the Company.

     On May 3, 2000, we entered into an employment agreement with Howard Thacker for an unspecified initial term, which term will be automatically extended until terminated by the Company with twelve months prior written notice or by Mr. Thacker with not less than five months prior written notice. The agreement provides that Mr. Thacker will serve as our Chief Operating Officer and will also serve on our board of directors. Under the agreement, we pay Mr. Thacker a base salary of $238,345, bonuses of a maximum of 76% of salary based upon achievement of targeted performance goals, and an automobile allowance of $47,856 per annum. The agreement specifies that if we terminate Mr. Thacker for certain enumerated reasons, Mr. Thacker will be required to transfer all shares of the Company held by him to such persons as directed by the Company. Notwithstanding the notice requirements discussed above, the Company may terminate Mr. Thacker effective immediately by paying him all amounts owed to him under the terms of the employment agreement. The agreement also provides that for twelve months following termination from the Company, Mr. Thacker will not enter into competitive endeavors and will not undertake any commercial activity that is contrary to our best interest or that of our affiliates, including accepting employment or acquiring an interest in any entity (other than up to 1% of the voting shares of any company traded on a recognized exchange) that provides products and services in competition with the Company.

     We also have entered into employment agreements with Martin Clifford and Anthony Dunn, each of which has an unspecified initial term and renews automatically until terminated by one of the parties thereto. The Company may terminate Mr. Clifford's agreement with three months prior written notice and Mr. Dunn's employment with twelve months prior written notice. These agreements provide that in addition to their base salaries and automobile allowance, Messrs. Clifford and Anthony will receive annual bonuses based on their performance as measured by their success in meeting targeted performance goals.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 28, 2001 with respect to the beneficial ownership of the capital stock of the Company by each person known to the Company to own beneficially more than 5% of the Company's outstanding stock, each of the Company's directors and executive officers, and the directors and executive officers as a group. The percentages shown are based on 18,255,000 shares of our common stock outstanding as of March 28, 2001.

                                                                                  Amount and Nature
                                                                            of Shares Beneficial Owned (1)
                                                                   -------------------------------------------------
                                                                                            Percentage of Outstanding
             Name and Address of Beneficial Owner                  Number of Shares               Common Stock
             ------------------------------------                  ----------------               ------------
5% STOCKHOLDERS
     Atlas Trust Company (Jersey) Limited (2).................        10,711,831                      58.7%
        P.O. Box 246, Suite 1
        17 Queen Street
        St. Helier, Jersey, JE4 5PP Channel Islands

     Innovative Finance Limited (3)...........................         1,500,000                      8.22
         TrustNet Chambers
         Box 3444
         Roadtown, Tortola
         British Virgin Islands

DIRECTORS
     Melvyn Morris (4) .......................................          262,500                         *
         Chief Executive Officer and Director
     Howard Thacker (5) ......................................          237,500                         *
         Chief Operating Officer and Director
     Martin Clifford (6)......................................          110,000                         *
         Executive Vice President and Director
     Ken Olisa ...............................................           - 0 -                        - 0 -
         Director
     Geoff Shingles ..........................................           - 0 -                        - 0 -
         Director

OTHER NAMED OFFICERS
     Anthony Dunn (7).........................................          110,000                         *
         Chief Technology Officer

All directors and executive officers as a group (6 persons)(8)          720,000                         *


-----------------

* Indicates beneficial ownership of less than 1% of our issued and outstanding common stock.

(1) The number of shares beneficially owned by each 5% stockholder, director, or executive officer is determined under rules of the SEC. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also includes any shares which the individual or entity has the right to acquire on or before May 27, 2001 through the exercise of stock options, and any reference in the footnotes to this table to shares subject to share options refers only to share options that are so exercisable. For purposes of computing the percentage of outstanding shares held by each person or entity, any shares which that person or entity has the right to acquire on or before May 27, 2001 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the above table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the address for each person in the above table is New Enterprise House, St. Helens Street, Derby DE1 3GY, England.

(2) Represents shares held of record by Atlas Trust Company (Jersey) Limited ("Atlas") in its capacity as trustee of the Employee Benefits and Shares Trust (the "III Trust") of Internet Investments Inc. ("III"). Atlas exercises voting and investment control over the III Trust in its capacity as trustee.

(3) Includes 500,000 shares subject to a warrant exercisable within 60 days after March 28, 2001 and 150,000 shares held by The Continental Trust Company Limited.

(4) Represents options to purchase 262,500 of Common Stock exercisable within 60 days after March 28, 2001, and does not include 10,711,831 shares of Common Stock beneficially owned by the III Trust. Mr. Morris is a director of III and a protector of the III Trust. In his capacity as protector, Mr. Morris has the authority to replace the trustee of the III trust, but does not have or share voting or investment power over the III Trust. Mr. Morris disclaims beneficial ownership of these shares.

(5) Represents options to purchase 237,500 of Common Stock exercisable within 60 days after March 28, 2001, and does not include 10,711,831 shares of Common Stock beneficially owned by the III Trust. Mr. Thacker is a director of III and a protector of the III Trust. In his capacity as protector, Mr. Thacker has the authority to replace the trustee, but does not have or share voting or investment power over the III Trust. Mr. Thacker disclaims beneficial ownership of these shares.

(6) Represents options to purchase 110,000 of Common Stock exercisable within 60 days after March 28, 2001.

(7) Represents options to purchase 110,000 of Common Stock exercisable within 60 days after March 28, 2001.

(8)  See notes 4, 5, 6 and 7 above.

CHANGE OF CONTROL

     Pursuant to the terms of a Share Exchange Agreement dated as of May 23, 2000 (the "Share Exchange Agreement"), the Company (formerly, Anthem Recording West, Inc.) issued 10,711,831 of its shares to Atlas Trust Company (Jersey) Limited ("Atlas"), trustee of the Employee Benefits and Shares Trust of Internet Investments, Inc., a Bahamanian company, in exchange for all of the issued and outstanding shares of capital stock of Internet Investments Inc. and uDate.com, Ltd., a United Kingdom corporation. As a result, Atlas purchased an aggregate of approximately 59% of the issued and outstanding shares of the Company pursuant to the Share Exchange Agreement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has not been a party to any transactions requiring disclosure under this Item 12.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            UDATE.COM, INC.
                                            (Registrant)



Date:  April 30, 2001                        By: /s/ Melvyn Morris
                                                 -------------------------------
                                                 Melvyn Morris, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of uDate.com, Inc. and in the capacities and on the date set forth below.


SIGNATURE                         TITLE                                      DATE


/s/ Melvyn Morris                 President , Chief Executive Officer
-----------------------           (Principal Executive Officer),
Melvyn Morris                     Director                                   April 30, 2001

/s/ Howard W. Thacker             Chief Financial Officer, Secretary
-----------------------           (Principal Financial and Accounting
Howard W. Thacker                 Officer), Director                         April 30, 2001

/s/ Martin R. Clifford
-----------------------
Martin R. Clifford                Executive Vice President, Director         April 30, 2001

         *
-----------------------
Geoffrey Shingles                 Director                                   April 30, 2001

         *
-----------------------
Kenneth A. Olisa                  Director                                   April 30, 2001

/s/ Duane Dahl
-----------------------
Duane Dahl                        Director                                   April 30, 2001

/s/ Lee Zehrer
-----------------------
Lee Zehrer                        Director                                   April 30, 2001


* By: /s/ Melvyn Morris
      ------------------------
      Melvyn Morris,
      Attorney-in-fact




