Form 10QSB
period 2001-03-31
UDATE COM INC
filed 2001-05-15
CIK 1083652

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)


         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the quarterly period ended March 31, 2001


         [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                  Exchange Act


         For the transition period from _________ to _________


         COMMISSION FILE NUMBER 0-32497


                                 UDATE.COM, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)



          DELAWARE                                    330835561
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)




                     NEW ENTERPRISE HOUSE, ST HELENS STREET,
                             DERBY, ENGLAND DE1 3GY
                    (Address of Principal Executive Offices)

                                 (877) 815-2955
                (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        As of May 15, 2001, there were 24,504,998 shares of registrant's Common Stock, $0.001 par value, outstanding.


        Transitional Small Business Disclosure Format: Yes [] No [X]

                        UDATE.COM, INC. AND SUBSIDIARIES
                                      INDEX


PART I. FINANCIAL INFORMATION                                           Page No.

Item 1.       Financial Statements:

           Condensed Consolidated Balance Sheets -
           March 31, 2001 and December 31, 2000                            3

           Condensed Consolidated Statements of Operations -
           Three Months ended March 31, 2001 and 2000                      4

           Condensed Consolidated Statements of Cash Flows -
           Three Months ended March 31, 2001 and 2000                      5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis or Plan of
           Operations                                                     10

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                           25

Item 2.       Changes in Securities                                       25

Item 3.       Defaults upon Senior Securities                             25

Item 4.       Submission of Matters to a Vote of Security Holders         25

Item 5.       Other Information                                           26

Item 6.       Exhibits and Reports on Form 8-K                            26

           Signatures                                                     27

                                     PART I.
                              FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

                        UDATE.COM, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                   MAR 31, 2001       DEC 31, 2000
                                                                                         $                  $
ASSETS
Current assets :
Cash                                                                                        825,396         1,450,366
Trade accounts receivable                                                                    79,423           167,723
Due from officers and employees                                                              19,829            25,067
Prepaid expenses                                                                            234,469           348,452
                                                                                --------------------------------------
Total current assets                                                                      1,159,117         1,991,608
                                                                                --------------------------------------

Intangible assets :
Goodwill                                                                                 20,575,880                 -
Website Development                                                                         105,098                 -
                                                                                --------------------------------------
                                                                                         20,680,978                 0
                                                                                --------------------------------------

Plant and equipment
Computer and office equipment                                                             1,966,327         1,765,372
Less : Accumulated depreciation                                                             791,239           501,096
                                                                                --------------------------------------
Net computer and office equipment                                                         1,175,088         1,264,276
                                                                                --------------------------------------
Total assets                                                                             23,015,183         3,255,884
                                                                                ======================================

Current liabilities :
Current portion of obligations under capital leases                                          63,672            70,177
Accounts payable and accrued liabilities                                                  1,678,597         1,156,524
Deferred revenue                                                                          1,169,539           439,929
Note payable                                                                              3,911,730                 -
Amounts due to officers and directors                                                             -           207,228
Other current liabilities                                                                   174,809            54,822
                                                                                --------------------------------------
Total current liabilities                                                                 6,998,347         1,928,680
                                                                                ======================================

Obligations under capital leases, excluding current portion                                       -            12,978
Note payable                                                                                988,270                 -
                                                                                --------------------------------------
                                                                                            988,270            12,978
                                                                                --------------------------------------
Total liabilities                                                                         7,986,617         1,941,658
                                                                                --------------------------------------

Stockholders' equity (deficit) :
Common stock $0.001 par value
Authorized 150,000,000 and 50,000,000 at March 31, 2001 and December 31,
2000 respectively
Issued and outstanding 24,504,998 and 18,255,000 respectively                                24,505            18,255
Additional paid-in capital                                                               22,067,592         7,963,157
Retained deficit                                                                        (7,105,124)       (6,708,779)
Accumulated other comprehensive income - cumulative translation adjustment                   41,593            41,593
                                                                                --------------------------------------
Total stockholders' equity                                                               15,028,566         1,314,226

                                                                                --------------------------------------
Total liabilities and stockholders' equity                                               23,015,183         3,255,884
                                                                                ======================================

The accompanying notes are an integral part of these financial statements.

                         UDATE.COM, INC. AND SUBSIDIARES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      3 MONTH            3 MONTH
                                                                   PERIOD ENDED        PERIOD ENDED
                                                                   MAR 31, 2001        MAR 31, 2000
                                                                         $                  $

Sales                                                                     1,538,431             93,660
Operating expenses
Selling general and admin expenses                                          911,474             31,634
Advertising expense                                                         878,577            214,977
Depreciation                                                                146,152             25,771

                                                                ---------------------------------------
Total operating expenses                                                  1,936,203            272,382

                                                                ---------------------------------------
Earnings Before Interest and Tax                                          (397,772)          (178,722)

Interest income                                                               3,506                  -
Interest expense                                                              2,079                 90

                                                                ---------------------------------------
Loss before income taxes                                                  (396,345)          (178,812)

Income taxes                                                                      -                  -

                                                                ---------------------------------------
Net loss                                                                  (396,345)          (178,812)
                                                                =======================================

Basic and diluted earnings per share                                         (0.02)             (0.02)

Weighted average number of shares used in
calculation of basic and diluted earnings per share                      18,393,889         10,768,679

The accompanying notes are an integral part of these financial statements.

                        UDATE.COM, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         3 MONTH           3 MONTH
                                                                                       PERIOD ENDED     PERIOD ENDED
                                                                                       MAR 31, 2001     MAR 31, 2000
                                                                                            $                 $
CASHFLOW
--------
Net loss                                                                                     (396,345)       (178,812)

Depreciation of plant and equipment                                                            146,152          25,771

Stock compensation expense                                                                       3,547               -

(Increase)/Decrease in trade accounts receivable, amounts due from officers and
employees and prepaid expenses                                                                  52,268         (5,809)

Increase/(Decrease) in amounts payable and accrued liabilities, deferred revenue, amounts due to officers and directors, accrued salaries and wages and
other current liabilities                                                                    (208,637)         182,305
                                                                                    -----------------------------------

Net cash provided by / (used in) operating activities                                        (403,015)          23,455

Cash flows used in investing activities :
Cash acquired with Kiss.com, Inc                                                                49,483               -
Costs associated with the acquisition of Kiss.com                                             (39,763)               -
Website development                                                                          (105,098)               -
Capital expenditure                                                                            (7,094)        (38,687)
                                                                                    -----------------------------------
Net cash used in investing activities                                                        (102,472)        (38,687)
                                                                                    -----------------------------------

Cash flows used in financing activities :
Repayment of capital lease obligations                                                        (19,483)        (30,909)
Loan note repayment                                                                          (100,000)               -
Proceeds from issuance of common stock                                                               -               -
                                                                                    -----------------------------------
Net cash used in financing activities                                                        (119,483)        (30,909)
                                                                                    -----------------------------------

Net decrease in cash and cash equivalents                                                    (624,970)        (46,141)

Cash and cash equivalents at beginning of period                                             1,450,366          52,417

                                                                                    -----------------------------------
Cash and cash equivalents at end of period                                                     825,396           6,276
                                                                                    ===================================


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

The Company purchased all of the outstanding shares of Kiss.com via the issuance of 6,249,998 shares of its common stock, along with notes with an aggregate principal amount of $5,000,000.

                        UDATE.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2001 (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial condition, the consolidated results of operations, the changes in stockholders' equity and cash flows of uDate.com, Inc. and subsidiaries for the interim periods presented.

The results of the three months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (the "Commission") on April 2, 2001.

NOTE 2. NATURE OF BUSINESS

The Company's operations, which are all within the Internet dating segment, are split across two trading entities :

       - uDate.com Ltd. ("uDate"), which is a United Kingdom ("UK") based Company providing Internet dating services on a global basis. The Company is a technology business with primary operations consisting of a high quality, Internet-based, introduction, matchmaking, relationship and dating Web site.

       - Kiss.com, Inc. ("Kiss"), which is a Delaware Corporation providing an Internet picture personals service on a global basis for single people seeking meaningful romantic relationships.

On March 29, 2001, the Company acquired Kiss.com, Inc., for a consideration of approximately $19.1 million, consisting of 6,249,998 shares of the Company's common stock and notes with an aggregate principal amount of $5,000,000.

The results of operations for the Company comprise the operating results for uDate.com Ltd. for each of the months of January, February and March 2001. The results of operations for Kiss for the period from acquisition on March 29, 2001 to March 31, 2001 have been excluded as they are not considered material.

Revenues are derived principally from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Web sites' private e-mail and messaging services.

uDate's members are located worldwide, with approximately 68% of all members residing in the United States. Kiss' members are located worldwide, with approximately 78% of all members residing in the United States.

NOTE 3. ACQUISITIONS

On March 29, 2001, the Company completed the acquisition of Kiss.com, Inc., a privately held Washington corporation. Kiss operates a picture personals service. As a result of the acquisition, Kiss became a wholly-owned subsidiary of uDate.com, Inc. and uDate.com, Inc. issued 6,249,998 shares of its common stock, along with a note payable for an aggregate principal amount of $5,000,000, in exchange for all of the outstanding shares of Kiss. The acquisition was accounted for under the purchase method of accounting, and was valued at approximately $20.9 million, including transaction costs.

In respect of the $5,000,000 note payable, $100,000 was repaid in March 2001, the balance is repayable as follows:

       - an amount equal 75% of the Company's cash assets in excess of $1 million payable on June 30, 2001;

       - 20% of gross Internet dating revenues on a monthly basis from July 31,2001.

Any balance outstanding is payable in full on the completion of any Company financing after June 30, 2001.

Interest is payable on the note at a rate of 7% per annum from July 1, 2001. In addition, common stock equal to 2% of the amount outstanding each month after July 1, 2001 shall be issued to the note holder.

A summary of the purchase price for the acquisition is as follows:

Stock                                        $14,107,138
Note payable                                 $ 5,000,000
                                             -----------
                                             $19,107,138
Direct acquisition costs                     $366,948
Liabilities assumed                          $1,377,258
                                             ----------

Total purchase price                         $20,851,344
                                             ===========

The purchase price was allocated as follows:

Current assets acquired                      $184,187
Equipment                                    $49,870
Non-current assets acquired                  $41,407
Goodwill                                     $20,575,880
                                             -----------

Total                                        $20,851,344
                                             ===========


As of the date of the consolidated financial statements, the Company had not completed purchase accounting analysis to allocate acquisition costs to the acquired net assets. The amount shown above as goodwill represents the excess of purchase price over the preliminary estimate of the net assets acquired.

The goodwill amount shown above may be allocated to identified intangible assets and other assets and acquired liabilities assumed as appraisal and evaluations are completed.

Goodwill will be amortized on a straight line basis over its estimated useful life.

In connection with the acquisition of Kiss, the Company incurred approximately $367,000 in acquisition-related expenditures for professional and other costs. As of March 31, 2001, approximately $40,000 of these costs have been paid. The remaining costs are expected to be paid during the second quarter of 2001.

The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future :

                                                        Quarter ended March, 31
                                                        2000                   2001
                                                        ----                   ----
                                                        (unaudited)            (unaudited)
Total net revenue                            $          638,822                3,032,997
Net loss                                     $          (677,370)              (901,606)
Net loss per share - basic and diluted       $          (0.04)                 (0.04)

NOTE 4. LIQUIDITY

As of March 31, 2001, the Company had $825,396 of cash. The Company believes that its current cash balance, together with its projected operating results and cash flows, will be sufficient to meet its liquidity needs for the next

12 months and, accordingly, has prepared its financial statements assuming that the Company will continue as a going concern.

Notwithstanding this, however, the Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company's historical operating results.

Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital, which would be dilutive to current stockholders.

The Company has a liability of $4.9 million outstanding in respect of the note payable issued on the acquisition of Kiss. This is repayable on a monthly basis from July 31, 2001, based on a percentage of dating revenue, or in full on the raising of finance by the Company through a stock issue. The Company is currently evaluating the possibility of raising between $15m and $20m which will be firstly used to repay the loan note if the operating cashflows have not been sufficient to fund full repayment.

NOTE 5. SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard no. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)" (SFAS 140) will be effective for the company for transfers of financial assets occurring after March 31, 2001. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of Statement No. 125 without reconsideration. The company does not expect the standard to have a material effect on its financial statements.

NOTE 6. EARNINGS PER SHARE

Basic earnings (loss) per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding the effect of any dilutive potential common stock. Diluted EPS reflects the potential dilution in the earnings of an entity that could occur as a result of any potential common stock outstanding during the period. For the periods presented herein, basic EPS is the same as diluted EPS since the Company reported a net loss for each period (i.e., 3,270,000 potential common shares related to employee stock options and 287,550 potential common shares related to other options and warrants were excluded from the EPS calculations since their impact was anti-dilutive).

NOTE 7. SHARE OPTION AGREEMENTS

The Company has granted stock options to certain officers and employees of the Company as follows:

(i) To purchase 1,000,000 shares of common stock at an exercise price of $7.50 per share. 50% of the options vest on May 23, 2001 and 50% vest evenly over the following twelve months. These options expire on May 22, 2010 if not exercised.

(ii) To purchase 200,000 shares of common stock at an exercise price of $7.50 per share. 25% of the options vested on October 16, 2001 and 75% vest evenly over the following 24 months. These options expire on October 2, 2010 if not exercised.

(iii) To purchase 850,000 shares of common stock at an exercise price of $1.88 per share. 25% of the options vested on February 12, 2001 and 75% vest evenly over the following 24 months. These options expire on February 11, 2011 if not exercised.

(iv) To purchase 150,000 shares of common stock at an exercise price of $1.88 per share. 10% of the options vested on February 12, 2001 and 90% vest evenly over the following 24 months. These options expire on February 11, 2011 if not exercised.

(v) To purchase 190,000 shares of common stock at an exercise price of $1.88 per share. The whole of these options vest evenly over the 24 months following February 12, 2001. These options expire on February 11, 2011 if not exercised.

The Company also granted the following stock options to persons who are officers and employees of the Company, the exercise of which is subject to the distribution of an Information Statement describing the Company's 2001 Stock Incentive Plan:

(i) To purchase 280,000 shares of common stock at an exercise price of $1.88 per share. 40% of the options vest on March 29, 2001 and 60% vest evenly over the following 15 months. These options expire on March 28, 2011 if not exercised.

(ii) To purchase 520,000 shares of common stock at an exercise price of $1.94 per share. 25% of the options vest on March 29, 2001 and 75% vest evenly over the following 24 months. These options expire on March 28, 2011 if not exercised.

(iii) To purchase 80,000 shares of common stock at an exercise price of $1.94 per share. 25% of the options vest on March 29, 2001 and 75% vest evenly over the following 36 months. These options expire on March 28, 2011 if not exercised.

Stock option activity during the periods indicated is as follows:

                                                        Number of shares       Weighted average
                                                                               exercise price
Balance at March 1, 1999 and March 1, 2000                         -                      -
Granted                                                     1,200,000                   $7.50

                                                            ---------------------------------
Balance at December 31, 2000                                1,200,000                   $7.50

                                                            ---------------------------------
Granted                                                     2,070,000                   $1.90

                                                            ---------------------------------
Balance at March 31, 2001                                   3,270,000                   $3.95

                                                            ---------------------------------

In addition to the employee stock options, in the three months ended March 31, 2001, the Company issued 40,000 warrants to non-employees as compensation for services, exercisable at $2.50 over a ten-year period. The Company has recognized an expense of $3,547 based on the fair value of the options on the Black Scholes basis.

Note 8. SHAREHOLDERS' EQUITY

uDate.com, Inc. and Subsidiaries
Statement of Shareholders' Equity and Other Comprehensive Income
Year Ended March 1, 2000, 10 Months Ended December 31, 2000, and 3 Months Ended March 31, 2001

                                                                                               Accumulated
                                                                                                other            Total
                                        Number         Common    Additional      Retained     comprehensive   stockholders'
                                      of shares        stock      capital        earnings        income         equity
                                                         $           $              $              $               $
                                      ----------       ------    ----------     -----------   -------------   -------------

Balances at March 1, 1999             10,711,835          167             -       (213,875)      (2,895)         (216,603)

Net loss for the year                          -            -             -       (292,213)           -          (292,233)

Cumulative translation adjustment              -            -             -              -       19,575            19,575
                                                                                                               ----------

Comprehensive net loss                                                                                          (272,638)
                                      ----------       ------    ----------     ----------       ------        ----------

Balances at March 1, 2000             10,711,835          167             -       (506,088)      16,680         (489,241)

Net loss for the 10 month period               -            -             -     (6,202,691)           -        (6,202,691)

Cumulative translation adjustment              -            -             -              -       24,913            24,913
                                                                                                               ----------

Comprehensive net loss                                                                                         (6,177,778)

Shares issued in connection with:
Warrants and options granted to                -            -       451,423              -            -           451,423
non-employes for services

Offer to new investors in uDate.com      213,165            -       223,880              -            -           223,880
Limited

Reverse Acquisition and Share          7,330,000       18,088     7,287,854              -            -         7,305,942
reorganization                        ----------       ------    ----------     -----------      ------        ----------


Balances at December 31, 2000         18,255,000       18,255     7,963,157     (6,708,889)      41,593         1,314,226

Net (loss) for the 3 month period              -            -             -       (396,345)           -          (396,345)

Warrants and options granted to non-           -            -         3,547              -            -             3,547
employees for services

Shares issued in connection with:

Acquisition of Kiss.com                6,249,998        6,250    14,100,888               -           -        14,107,138
                                      ----------       ------    ----------     -----------      ------        ----------

Balances at March 31, 2001            24,504,998       24,505    22,067,592     (7,105,124)      41,593        15,028,566


ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

          This report includes forward-looking statements. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Some of the forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "may," "will," "should," "seeks," "approximately," "intends," "plans," "estimates" or "anticipates" or the negative of those words or other comparable terminology. Forward-looking statements in this report include:
- forecasts of the growth of our market, and our ability to capitalize on such growth;

- statements regarding our profitability and growth strategy; and

- statements regarding our future revenues, our expense levels and our liquidity and capital resources.

Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. For a discussion of factors that could cause actual results to differ, please see the discussion under "Risk Factors" contained in this report. Any forward-looking statements in this report represent our views as of the date of this report, and we disclaim any duty to update these statements, even if subsequent events cause our views to change.

Any of such statements and this discussion should be read in conjunction with the Company's unaudited consolidated financial statements included herein, the Company's Form 10-KSB filed with the Securities and Exchange Commission (the "Commission") on April 2, 2001, as amended by the Company's Form 10-KSB/A filed with the Commission on April 30, 2001, and the Company's Form 8-K concerning the agreement to acquire Kiss.com, Inc. ("Kiss.com") filed with the Commission on February 20, 2001 and the Company's Form 8-K concerning the acquisition of Kiss.com filed with the Commission on April 6, 2001.

OVERVIEW

On March 29, 2001, uDate.com, Inc. (the "Company") acquired Kiss.com, Inc., for a consideration of approximately $19.1 million, consisting of 6,249,998 shares of the Company's common stock and notes with an aggregate principal amount of $5,000,000.

Following the acquisition of Kiss.com, Inc. the Company now operates two Internet dating services, namely :

        -       uDate.com ("uDate"); and

        -       Kiss.com ("Kiss").

uDate and Kiss both offer on-line matchmaking services, which enable members to source and, for a fee, correspond with other members, safely and anonymously through proprietary communication technology.

Kiss.com

Kiss.com is a traditional picture personals service and is one of the longest established businesses in the on-line matchmaking space. Kiss' objectives are to provide a quality, fun and safe picture personals site offering content and services for single people seeking meaningful romantic relationships locally, nationally, and internationally. Kiss' product offering provides its 2.4 million members with immediate opportunities for dating and romance, as well as a number of off-line services such as special events.

Kiss allows members to post a picture personal and browse its database for free, however, users must pay a subscription fee in order to communicate with a selected member. Kiss also offers relationship tips and advice prepared by Dr. Pepper Schwartz, an expert in the field of relationships.

Kiss attempts to leverage a portion of its traffic and revenue-generating business model through partnership agreements with business-to-consumer Web sites that are looking to gain new revenue streams, increased traffic, and longer user sessions.

Members can correspond anonymously with other Kiss users that interest them most through KissMail. This privacy feature allows Kiss customers to get to know one another before taking the next step in their pursuit of finding relationships and romance.

uDate.com

uDate.com, designed in 1999, benefited to some extent from comprehensive research of competitive products, including Kiss. Hence, uDate's application includes more extensive features than many competing products, such as more detailed profiling, comprehensive matchmaking and methods of communication.

uDate's comprehensive matchmaking features enable "two-way" matching of the detailed profiles provided by its users, matching members quickly and effectively. uDate's core technology enables members to spend less time trying to find a new match, leaving more time available for communication.

uDate also provides additional features that are aimed at increasing members' confidence and stimulating interaction. uDate's "Encounters" feature, for example, allows members to review details of those members taking an interest in their profile, thereby giving them the opportunity to make contact.

uDate's technology aims to increase the likelihood of generating a successful pairing. Members are able to run "two-way" matches against the full 1.6 million-member database or restrict the match to those currently online - typically 3,000 users at peak times. Online matches provide members with the opportunity to seize the moment, and make contact with matching members using uDate's instant messaging feature known as "Whispers".

MARKET REVIEW

The Internet currently has more than 400 million global users, a number which is climbing annually. The Company assumes that approximately 20% of Internet users are single, representing 80 million potential users of an online matchmaking service. The Company believes that the top 10 Internet dating sites currently claim 20+ million members, which includes an element of duplication between sites. Of these 20+ million members, the Company believes there are approximately 10 million people who are active in the Internet dating sector at present.

Of the 10 million or so people active in the sector today, the Company currently estimates that there are between 250,000 and 300,000 regularly paying subscribers to Internet dating services. The Company believes that as the number of Internet users increases, more people will become regularly paying subscribers to Internet dating services. Moreover, the Company, since it began operations, has observed a steady increase in the proportion of registered members that progress to paid subscriptions. The Company expects that the Internet dating sector will increase significantly as the sector becomes more established.

Three big web portals (Yahoo, MSN and AOL) have shown an interest in Internet dating. Published reports suggest that these companies are interested in Internet dating because they believe that such services attract members. To date, these portals have offered sites and services with similar features to those offered by Kiss, but without the added features offered by uDate.

REVENUES

The Company's revenues are currently derived from the sale of membership subscriptions that allow a paying member to contact and communicate with other registered members using various channels of communication, dependant upon the specific application.

Registration on both the uDate and Kiss sites is free, as is the ability to perform matches identifying potential partners. In order to communicate with another member, however, a subscription is required, the term of which can range as follows :

    uDate - from a 5-day sample membership, extending to one month, three month, six month and one year membership options;

    Kiss - from a one month membership, extending to three month, six month, one year and two year membership options.

Other Revenues

At present the Company derives the majority of its revenue from Internet dating subscriptions.

The Company continues to invest, however, in the creation of new products via extensions to its technology. Work on Web advertising and market research product continues and the Company has recently completed the development of Connection Zone, a product and service that enables companies to accurately track traffic flows and monitor the success of advertising campaigns for any Web site. The Company will make these products commercially available if, and when, it feels the market conditions and partnership opportunities for such technologies are right.

In the meantime, the Company's sales focus will remain fixed on Internet dating, with profitability and growth as its primary objective.


PROFITABILITY AND GROWTH STRATEGY

It is the Company's belief that Internet Dating has the potential to generate significant profitability. In pursuit of achieving profitability itself, the Company has identified four key initiatives:

- increasing membership and reducing new member acquisition costs;

- growing membership subscription revenues per registered member;

- seeking additional synergistic benefits from the integration of Kiss and uDate; and

- entering partnership deals with portals and destination and content sites.


MARKET CONSOLIDATION AND ACQUISITION STRATEGY

The Company expects that companies in the Internet dating sector will come under increasing competitive pressure and that this competition will force many of the weaker competitors out of the market. The Company is not impervious to this pressure.

The Company also expects that pressures to consolidate within the Internet dating sector will increase over the next twelve months as market participants strive to achieve economies of scale. The Company believes that companies that can combine an effective application with a large membership will increase their chances of survival.

The Company anticipates that it will be able to achieve gains from cross-promotion of branded products and multi-brand memberships following any acquisition, including the acquisition of Kiss.com.

The Company intends to preserve both the uDate and Kiss brands going forward and to leverage its technology and Web site infrastructure across both Web properties.

The Company is receptive to making further acquisitions where its resources, the price sought by sellers and management's belief as to the expected benefits from any such acquisition, warrant such acquisitions. The Company currently has no agreements or understandings with respect to any such acquisitions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31,2001 AND MARCH 31,
2000

The results of operations for the three months ended March 31, 2001 comprise the operating results of uDate .com only. Although the acquisition of Kiss.com was completed on March 29, 2001, no revenues or expenses have been included for Kiss in the quarter as their inclusion for three days is not considered to be material. However, the balance sheet as at March 31, 2001 reflects the consolidated entity which included Kiss.com as at that date.

Unless specifically discussed below, there were no material changes from period to period in line items of the financial statements. In addition, unless specifically discussed below there are no seasonal aspects that had a material effect on the Company's financial conditions or results of operations.

REVENUES

Total revenues for the three months ended March 31, 2001 were $1,538,431 compared to $93,660 for the three months ended March 31, 2000. This reflects the change in the overall operating level of the Company, following the fund raising in May, 2000. Total revenues for the three months ended December 31, 2000 were $884,141. Revenues for the first quarter of 2001 therefore show an increase of 74% over the previous quarter.

Membership revenues for the three months ended March 31, 2001 were $1,161,901, compared to $93,660 for the three months ended March 31, 2000 and $876,262 for the three months ended December 31, 2000. Membership revenues have continued to demonstrate growth from quarter to quarter, with membership revenues in the first quarter of 2001 increasing 33% over the fourth quarter of 2000.

The growth in membership revenues achieved during the first quarter of 2001 as compared to the last quarter of 2000 was due to (i) the greater awareness of the uDate Web site as a consequence of targeted marketing activities; (ii) increased conversion of registered members to paying subscribers; and (iii) improvements to the functionality and performance of the application and Web site.

Membership revenues were strong in January with record monthly membership revenues. Membership revenues in February were disappointing. During the month of February a number of changes were made to the uDate application's methods of communication with its registered members. The initial impact of these changes was a reduction in daily revenues rather than the increase anticipated. During the later part of February further changes were made which resulted in a progressive improvement in revenues through March.

Also during this period managements' focus was heavily directed towards the delivery of the Kiss.com acquisition which detracted in some part from the operations of the Company.

Revenues from other sources in the three months ended March 31, 2001 include $376,495 from the sale of Web traffic from uDate.com to Kiss.com, charged prior to the completion of the acquisition on an "arms length" basis and at market rate.

During the three months ended March 31, 2001 no barter advertisements were displayed on either the uDate or Kiss sites.

SALES AND MARKETING EXPENSE

Sales and marketing expense for the three months ended March 31, 2001 totalled $878,577 compared to $214,977 for the three months ended March 31, 2000. This represents an increase of 309%, and reflects the change in the overall operating level of the Company, following the fund raising in May, 2000. Sales and marketing expense for the three months ended March 31, 2001 increased 4% over the sales and marketing expense of $842,198 for the three months ended December 31, 2000.

The total sales and marketing expense for the three months ended March 31, 2001 includes $132,810 from the purchase of Web traffic from Kiss.com, charged prior to the completion of the acquisition on an "arms length" basis and at market rate.

In the first quarter of 2001 the Company continued to utilize viral marketing programs and maintained the focus of its marketing and public relations campaigns to closely target the demographic profile and quality of its paying members.

This has resulted in a $878,577 sales and marketing expense, while still maintaining growth in registered members at the average rate of around 143,000 new members per month.

Sales and marketing expense is now predominantly on-line media. The Company has strategic contracts in place with parties such as USAToday.com, and places advertising on the main portals, such as Yahoo and Excite.

As the Company continues to refine the placement of advertising and continues to negotiate favorable deals with its preferred advertising suppliers, it anticipates that the cost to acquire new members will reduce during 2001.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses during the three months ended March 31, 2001 totaled $911,474, compared to $31,634 for the three months ended March 31, 2000 and $1,912,906 for the three months ended December 31, 2000. The increase over the first quarter of 2000 reflects the change in the overall operating level of the Company, following the fund raising in May, 2000.

General and administrative expenses have reduced from the fourth quarter of 2000. Expenses in the fourth quarter of 2000 included approximately $450,000 relating to warrants and options granted to non-employees for services performed in the period.

Significant components of general and administrative expense in the first quarter of 2001 include a) wages and salaries of $454,973, b) legal, professional, accounting and consultancy fees of $160,954, c) bank and transaction charges of $59,287, and d) public relations expense of $97,982.

General and administrative expenses in quarter one include $3,547 of non-cash items, valued on the Black-Scholes model, relating to the grant of stock options to Mantra Public Relations.

The Company believes it has now established an acceptable level for its fixed cost base, and that this level of costs is now relatively fixed in respect of the existing operations.

DEPRECIATION EXPENSE

Depreciation expense during the three months ended March 31, 2001 totaled $146,152, compared to $25,771 for the three months ended March 31, 2000. This represents an increase of 467% and is a result of the significant capital expenditure undertaken by the Company to build its server farm, housed in New Jersey, USA.

NET LOSS

The net loss for the three months ended March 31, 2001 totaled $396,345 compared to a net loss of $178,812 for the three months ended March 31, 2000. This represents an increase of 122% and reflects the change in the overall operating level of the Company, following the fund raising in May, 2000.

The net loss for the three months ended March 31, 2001 of $396,345, whilst not meeting managements' expectations, compares favorably with a net loss of $3,101,993 for the three months ended September 30, 2000 and $1,852,595 for the three months ended December 31, 2000.

The improvement in net loss for the three months ended March 31, 2001 as compared to each of the preceding two quarters results from a combination of increased revenues, a reduction in the underlying level of costs and increased effectiveness in marketing activity.

LIQUIDITY AND CAPITAL RESERVES

At March 31, 2001, the Company's principal sources of liquidity consisted of cash of $825,396, compared to $1,450,366 as at December 31, 2000.

The Company's working capital position decreased to ($5,839,230) at March 31, 2001 from a position of $62,928 at December 31, 2000. This movement includes $366,948 in respect of costs associated with the Kiss acquisition and $3,911,730 in respect of the value of the promissory note that it is anticipated will be repaid within one year. This note is repayable as follows:

        - an amount equal 75% of the Company's cash assets in excess of $1 million payable on June 30, 2001:

        - 20% of gross internet dating revenues on a monthly basis from July 31, 2001.

Any balance outstanding is payable in full on the completion of any company financing after June 30, 2001.

Interest is payable on the note at a rate of 7% per annum from July 1, 2001. In addition, common stock equal to 2% of the outstanding amount each month after July 1, 2001 shall be issued to the note holder.

The working capital position includes a creditor of $1,169,539 in respect of deferred revenue, i.e. subscription revenue to be earned in the future on agreements in existence and billed for at the balance sheet date.

On the basis of the actual position as at March 31, 2001 and forecasts through 2001, given that the $1.5 million prior year capital expenditure and accelerated third quarter year 2000 advertising costs were non-recurring commitments, the Company anticipates that it will be able to fund its operating expenses and note repayment in 2001 with the cash flow from its operations. Notwithstanding this, however, the Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company's historical operating results, or may not be obtainable on terms acceptable to the Company.

Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital which would be dilutive to current stockholders. The Company is considering raising between $15 million and $20 million via a listing on the Alternative Investment Market ("AIM") in the United Kingdom. The primary purpose of these funds will be to aid the Company's future strategy regarding acquisitions and mergers and to repay any outstanding balance on the note. The Company is in receipt of a proposal from a Stock Broker to assist in raising these monies from the public sector. There can be no assurance that funds from additional equity capital, if required, would be available on terms acceptable to the Company, if at all.

The Company does not have and does not currently anticipate making any material commitments for capital expenditures in 2001, other than any capital expenditures made in connection with any mergers or acquisitions. The Company currently has no agreements or understandings with respect to any such mergers or acquisitions.

RISK FACTORS

RISKS RELATED TO THE COMPANY'S FINANCIAL CONDITION AND BUSINESS MODEL

THE COMPANY HAS A LIMITED OPERATING HISTORY

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

THE COMPANY HAS NEVER BEEN PROFITABLE AND MAY NOT ACHIEVE, OR SUSTAIN, PROFITABILITY

Neither the Company nor uDate.com Ltd. has ever been profitable. For the three months ended March 31, 2001 the Company incurred a net loss of approximately $396,000. At March 31, 2001, the Company had an accumulated deficit of approximately $7,064,000. The Company cannot assure investors that it will achieve sufficient revenues for future profitability.

The Company cannot assure investors that it can achieve profitability on a quarterly or annual basis in the future, or if achieved, sustain such profitability. If revenues grow at a slower rate than anticipated or decrease, or if spending levels exceed expectations or cannot be adjusted to reflect slower or negative revenue growth, the Company may not generate sufficient revenues to achieve or sustain profitability.

QUARTERLY RESULTS MAY FLUCTUATE

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

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the Company's stock price. Quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the Company's stock price to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect the Company's quarterly results include:

        - mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;
        - the demand for, and acceptance of, the Company's Web site, products, product enhancements and services;
        - the timing, amount and mix of the Company's subscription and advertising revenues;
        - changes in general economic conditions;
        - the magnitude and timing of marketing initiatives;
        - the maintenance and development of strategic relationships;
        - the introduction, development, timing, competitive pricing and market acceptance of the Company's products and services and those of the Company's competitors;
          the Company's ability to manage anticipated growth and expansion;
          the Company's ability to successfully integrate acquired operations;
          and
        - technical difficulties or system downtime affecting the Internet generally or the operation of the Company's products and services specifically.

As a result of the factors listed above and because the on-line dating and matchmaking market is still immature, making it difficult to predict consumer demand, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the Company's stock price to decline.

EXPENSE LEVELS AND CHANGES IN PRICING

The Company's expense levels are based, in significant part, on its expectations as to future revenues and are therefore relatively fixed in the short term.

The Company's major expenses continue to be sales and marketing costs, human resource costs and technology costs. The Company anticipates that its expenses will increase as its business expands and as it makes further acquisitions. In addition, these costs may still be subject to dynamic and, from time to time, significant variation. If revenues fall below expectations in any quarter and the Company is unable to quickly reduce spending in response, its operating results would be lower than expected and the stock price may fall.

THE COMPANY'S BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET

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

Membership revenues depend upon (i) the conversion of new non-paying members to Subscribers; and (ii) existing Subscribers renewing their membership for further periods. If current Subscribers decide to discontinue the Company's service and the Company is unable to replace them with new Subscribers, or if the Company is unable to prove that advertising on the uDate Web site is effective, or if there is a general downturn in Internet advertising, revenues could decrease or grow at a slower rate than expected. It is possible that the Company will be required to further adapt its business model in response to additional changes in the on-line dating and matchmaking market or Internet advertising or if the current business model is not successful.

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

THE COMPANY MAY NOT BE ABLE TO OBTAIN SUFFICIENT FUNDS TO GROW ITS BUSINESS AND ANY ADDITIONAL FINANCING MAY BE ON TERMS ADVERSE TO THE INTERESTS OF ITS STOCKHOLDERS

The timing, amount, terms and conditions of any additional financing required by the Company may be unattractive to the Company, and such financing may be unavailable. If the Company is able to raise additional funds and does so by issuing equity securities, holders of its common stock may experience significant dilution of their ownership interest and holders of these securities may have rights senior to those of the holders of the Company's common stock.

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

THE COMPANY WILL ONLY BE ABLE TO EXECUTE ITS BUSINESS MODEL IF USE OF THE INTERNET GROWS AND ITS INFRASTRUCTURE IS ADAPTED TO THAT GROWTH

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

THE COMPANY MAY NOT BE ABLE TO DEVELOP AWARENESS OF ITS BRAND NAMES

The Company believes that continuing to build and maintain awareness of its brand names is critical to achieving widespread acceptance of its business and to sustain or increase the number of people who use its Web sites. Brand recognition is a key differentiating factor among providers of on-line dating and matchmaking services, and the Company believes it could become more important as competition in its industry increases. In order to maintain and build brand awareness, the Company must succeed in its marketing efforts, provide high quality services and increase the number of members using its Web sites. If it fails to successfully protect, promote, position and maintain its brand names, incurs significant expenses in promoting its brands and fails to generate a corresponding increase in revenue as a result of its branding efforts, or encounter legal obstacles which prevent the continued use of any of its brand names, the Company's business, results of operations and financial condition could be materially adversely affected.

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS OR SERVICES

The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on the Company's revenues. The Company expects to introduce enhanced products and services in order to generate additional revenues, attract and retain more members to its Web sites and respond to competition. Any new or enhanced product or service introduced that is not favorably received could damage the Company's reputation and the perception of its brand names.

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

COMPETITION COULD CAUSE THE COMPANY DIFFICULTY IN ATTRACTING AND RETAINING REGISTERED MEMBERS AND CONVERTING REGISTERED MEMBERS TO SUBSCRIBERS

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

These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. The Company cannot assure Investors that its competitors will not develop products or services that are equal or superior to its solutions or that achieve greater market acceptance than its solutions. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions. Any of these competitors could cause the Company difficulty in attracting and retaining members and converting registered members to Subscribers.

THE COMPANY MAY LOSE BUSINESS IF IT FAILS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES AND CUSTOMER NEEDS

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

THE COMPANY MAY LOSE MEMBERS IF THE CONTENT OF ITS WEB SITES IS NOT ATTRACTIVE TO THEM

The Company's future growth depends in part on its ability to attract and retain members. This in turn depends in part on its ability to deliver original and compelling content to these members. The Company cannot assure Investors that its content will be attractive to Internet users. It also cannot assure Investors that it will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to its Web sites. Internet users can freely navigate and instantly switch among a large number of Web sites. In addition, many other Web sites offer very specific, highly-targeted content. These sites could have greater appeal than the Company's Web site to particular groups within its target audience.

THE COMPANY'S BUSINESS AND GROWTH WILL SUFFER IF IT IS UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL

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

THE COMPANY MAY NOT BE ABLE TO EFFECTIVELY MANAGE ITS EXPANDING OPERATIONS

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

The Company has recently completed the acquisition of Kiss.com. A significant amount of management time has been devoted to ensuring the successful completion of this acquisition, and a significant amount of future time will need to be devoted to ensuring a seamless and efficient integration of Kiss. There can be no assurance that the Company will be successful in managing this integration process or the expanded entity as a whole, or that failure to manage these will not have a material adverse effect on the Company's business, operating results or financial condition.

THE FAILURE TO ESTABLISH AND MAINTAIN AGREEMENTS AND ALLIANCES WITH OTHER WEB PROPERTIES COULD LIMIT THE GROWTH OF THE COMPANY'S BUSINESS

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

THE COMPANY MAY NOT BE SUCCESSFUL IN ITS PLAN FOR INTERNATIONAL EXPANSION

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

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY MAKE ACQUISITIONS OF, OR INVESTMENTS IN, OTHER COMPANIES

The Company expects its growth to continue, in part, by acquiring further complementary businesses, products, services or technologies. It expects to have discussions with companies regarding acquiring, or investing in, their businesses, products, services or technologies. The Company cannot assure Investors that it will be able to identify suitable acquisition or investment candidates. Even if it does identify suitable candidates, it cannot assure Investors that it will be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves several risks, including:

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

RISKS RELATED TO THE INTERNET AND THE COMPANY'S TECHNOLOGY INFRASTRUCTURE

THE COMPANY'S TECHNOLOGY MAY NOT BE ABLE TO ACCOMMODATE INCREASED WEB SITE
TRAFFIC

To support its high level of growth it is critical that the Company scales its Web site operations to support growth and maintain acceptable levels of performance. The Company believes that the process of converting registered members to paying members is highly sensitive to Web site availability, performance, speed of page delivery and database operations. Any catastrophic failure at its facility could prevent it from serving its Web traffic for up to several days, and any failure of one or more of its Internet service providers may adversely affect the network's performance.

The Company's technology has thus far demonstrated its ability to scale in accommodating significant growth. However, the Company believes that its sites are among the busiest of sites on the Web. As the performance of the Company's services are enhanced following upgrades, users typically stay on-line longer. This can make capacity planning extremely difficult, giving rise to spikes in demand for services. The long-term scalability of its current technology will be a critical factor as the Company grows.

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

BREACHES OF THE COMPANY'S NETWORK SECURITY COULD BE COSTLY

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

THE COMPANY'S INTELLECTUAL PROPERTY PROTECTION MAY NOT BE ADEQUATE

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

At this time the Company has not filed any applications for patents, copyrights or trademarks for its technologies. Patents, trademarks and copyrights may become important in the protection of the commercial viability of uDate's and Kiss' products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success, therefore, may in part depend on its ability to obtain patents, trademarks and copyrights or licenses to such intellectual property in the future. It is not possible to anticipate the breadth or degree of protection that patents, trademarks and copyrights would afford any product or the underlying technologies. There can be no assurance that any patents, trademarks or copyrights issued or licensed to the Company will not be successfully challenged in the future or that any of the Company's products will not infringe the patents, trademarks or copyrights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require the Company to enter into costly litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all.

THE COMPANY MAY BE LIABLE AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET

The Company may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on its Web sites and the other sites linked to it. These types of claims have been brought, sometimes successfully, against on-line services in the past. The Company could also be sued for the content that is accessible from its Web sites and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. The Company also offers e-mail services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. The Company's insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect it against these types of claims. In addition, the Company could incur significant costs in investigating and defending such claims, even if it ultimately is not liable. If any of these events occur, the Company's revenues could be materially adversely affected.

OTHER RISKS

THE COMPANY MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET WHICH COULD ADVERSELY AFFECT ITS BUSINESS

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

THE COMPANY'S STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS

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

FUTURE SALES OF THE COMPANY'S STOCK MAY NEGATIVELY AFFECT ITS STOCK PRICE

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

                                    PART II.
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)

None.

(b)

None.

(c)

        On February 12, 2001, the Company granted an option to certain employees of the Company to purchase 850,000 shares at $1.88 per share. The first 25% of the options vested on February 12, 2001 and the remaining 75% vest evenly over the following 24 month period.

        On February 12, 2001, the Company granted an option to an employee of the Company to purchase 150,000 shares at $1.88 per share. The first 10% of the options vested on February 12, 2001 and the remaining 90% vest evenly over the following 24 month period.

        On February 12, 2001, the Company granted an option to certain employees of the Company to purchase 190,000 shares at $1.88 per share. These options vest evenly over the 24 month period following February 12, 2001.

        On March 1, 2001, the Company granted an option to Mantra Public Relations to purchase 40,000 shares at $2.50 per share. These options vest evenly over the 12 month period following March 1, 2001.

        On March 29, 2001, the Company granted an option to certain employees of the Company to purchase 280,000 shares at $1.88 per share. The first 40% of the options vest on March 29, 2001 and the remaining 60% vest evenly over the following 15 month period.

        On March 29, 2001, the Company granted an option to an employee of the Company to purchase 520,000 shares at $1.94 per share. The first 25% of the options vest on March 29, 2001 and the remaining 75% vest evenly over the following 24 month period.

        On March 29, 2001, the Company granted an option to an employee of the Company to purchase 80,000 shares at $1.94 per share. The first 25% of the options vest on March 29, 2001 and the remaining 75% vest evenly over the following 36 month period.

        The issuance of the option grants described in the preceding seven paragraphs were exempt from registration under the Securities Act of 1933 under
Section 4(2) of that Act as transactions not involving a public offering. The exercise of the above-described options that were granted on March 29, 2001 is subject to the distribution of an Information Statement describing the Company's 2001 Stock Incentive Plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On or about February 23, 2001, the holders of a majority of the outstanding shares of the Company acted by written consent to adopt and approve a merger which changed the Company's state of incorporation from the State of

California to the State of Delaware.

        On or about March 28, 2001, the holders of a majority of the outstanding shares of the Company acted by written consent to adopt and approve the 2001 Stock Incentive Plan which provides for the grant of incentive stock options, non-statutory stock options and restricted stock awards to our employees, officers, directors, consultants and advisors, for the purpose of enhancing our ability to attract, retain and motivate persons who make, or are expected to make, important contributions to us; provided that such adoption and approval shall be of no force or effect until the date that is twenty calendar days after an information statement complying with Regulation 14, promulgated under the Securities Exchange Act of 1934, as amended, has been sent or given to all stockholders of the Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

        The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of or are included in the Quarterly Report on Form 10-QSB.

(b)    Reports on Form 8-K.

        On February 20, 2001, the Company filed a Current Report on Form 8-K reporting information under Item 5 (Other Events). No financial statements were filed with such report.

        On March 26, 2001, the Company filed a Current Report on Form 8-K/A reporting information under Item 4 (Change of Accountants). No financial statements were filed with such report.

        On March 28, 2001, the Company filed a Current Report on Form 8-K12G3/A reporting information under Item 5 (Other Events). No financial statements were filed with such report.

                                   SIGNATURES

         In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UDATE.COM, INC.


Date:   May 15, 2001         By:   /s/   Melvyn Morris
                                  -----------------------------------
                                         Melvyn Morris
                                         Chief Executive Officer


                             By:   /s/   Michael Brocklesby
                                  -----------------------------------
                                         Michael Brocklesby
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial
                                         and Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.    Description
-----------    -----------

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

2.03 Agreement and Plan of Merger dated as of February 13, 2001 by and among uDate.com, Inc., KCI Acquisition Corp., Kiss.com, Inc., and
               Lee Zehrer (filed as Exhibit 2.03 to the Registrant's Transition
               Report on Form 10-KSB filed by the Registrant on April 2, 2001, as amended by the Transition Report on Form 10-KSB/A filed with the Commission on April 30, 2001 and incorporated herein by reference).

2.04 Amendment Agreement and Consent dated February 23, 2001 by and among uDate.com, Inc., a California Corporation, KCI Acquisition
               Corp., uDate.com, Inc., a Delaware corporation, Kiss.com, Inc., and Lee Zehrer (filed as Exhibit 2.04 to the Registrant's
               Transition Report on Form 10-KSB filed by the Registrant on April
               2, 2001, as amended by the Transition Report on Form 10-KSB/A filed with the Commission on April 30, 2001 and incorporated herein by reference).

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

4.01           Specimen Stock Certificate representing Common Stock (filed as
               Exhibit 4.01 to the Registrant's Transition Report on Form 10-KSB filed by the Registrant on April 2, 2001, as amended by the Transition Report on Form 10-KSB/A filed with the Commission on April 30, 2001 and incorporated herein by reference).

10.01          Registrant's 2001 Stock Incentive Plan.

10.02          Registration Rights Agreement dated March 28, 2001 between the
               Registrant and the purchasers of common stock of the Registrant named on the signature pages thereto (filed as Exhibit 10.10 to the Registrant's Transition Report on Form 10-KSB filed by the Registrant on April 2, 2001, as amended by the Transition Report on Form 10-KSB/A filed with the Commission on April 30, 2001 and incorporated herein by reference).

21.01          Subsidiaries of the Registrant (filed as Exhibit 21.01 to the
               Registrant's Transition Report on Form 10-KSB filed by the
               Registrant on April 2, 2001, as amended by the Transition Report on Form 10- KSB/A filed with the Commission on April 30, 2001 and incorporated herein by reference).