Form 10KSB/A
period 2000-12-31
UDATE COM INC
filed 2001-07-11
CIK 1083652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                               Amendment No. 2 to

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

     The approximate aggregate market value of Common Stock held by non-affiliates of the issuer was $10,681,636 based on the closing price of the Common Stock as of June 29, 2001.

     On June 29, 2001, the issuer had outstanding 24,504,998 shares of Common Stock, $.001 par value per share.

     Transitional Small Business Disclosure Format. Yes         No  X
                                                       -----      -----

                                EXPLANATORY NOTE

     The undersigned Registrant hereby amends Items 9 and 10 of its Transition Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2001, as amended by its Transition Report on Form 10-KSB/A filed with the Securities and Exchange Commission on April 30, 2001, each to read in its entirety as follows:

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information with respect to our directors and executive officers:

Name                     Age                   Office
--------------------------------------------------------------------------------
Melvyn Morris...........  45     Chief Executive Officer, President and Director
Howard Thacker..........  42     Director
Martin Clifford.........  38     Executive Vice President and Director
Michael Brocklesby......  31     Vice President and Chief Financial Officer
Allan Watson............  34     Vice President of Corporate Finance, Treasurer
                                 and Secretary
Anthony Dunn............  32     Chief Technical Officer
Geoff Shingles..........  61     Director
Ken Olisa...............  49     Director
Duane Dahl..............  39     Director
Lee Zehrer..............  52     Director

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

     HOWARD THACKER served as our Chief Operating Officer, Secretary and Director until March 2001, and he continues to serve as a director of the Company. From June 1998 to the present, Mr. Thacker has been Managing Director of Ironz Plc., a golf equipment manufacturer. Since June 1996, Mr. Thacker also has served as director of Mercaston Consultants Ltd.

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

     MIKE BROCKLESBY has served as our Vice President and Chief Financial Officer since March 2001. Mr. Brocklesby joined us in October 2000, as our Financial Controller. From February 1997 to October 2000, he was the Assistant Finance Director at the Nottingham Post Group, a newspaper publisher. Prior to that, from April 1996 to February 1997, Mr. Brocklesby served as Group Financial Accountant for J.C. Bamford Excavators, a manufacturer of construction equipment. Mr. Brocklesby began his career with KPMG LLP and is a Chartered Accountant.

     ALLAN WATSON has served as our Vice President of Corporate Finance, Secretary and Treasurer since March 2001. Mr. Watson joined us in December 2000, as our Vice President of Corporate Finance. From February 1998 to November
2000, Mr. Watson was the Corporate Finance Controller at Williams Plc., a fire protection and security services company. Prior to that, from August 1990 to January 1998, Mr. Watson served in various financial roles at Reckitt & Colman Plc., an international consumer goods manufacturer.

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

     DUANE DAHL has served as a director since March 2001. From August 2000 to March 2001, Mr. Dahl served as the Chief Executive Officer of Kiss.com, Inc., an on-line dating service, which was merged into the Company in March 2001. Prior to his association with Kiss.com, Inc., Mr. Dahl was the Chief Operating Officer for Zuno Travel Corporation from August 1997 to August 2000. Prior to that, Mr. Dahl worked in marketing and advertising for Perry Marshall Advertising, an advertising agency in Los Angeles, California.

     LEE ZEHRER has served as a director since March 2001. In 1994, Mr. Zehrer founded Kiss.com, Inc. where he served as President until March 2001, the time of merger of Kiss.com, Inc. into the Company. Mr. Zehrer's previous experience consisted of entrepreneurial activities in connection with the development of several small businesses.

     Our board of directors cannot have less than three directors at any one time, and we currently have seven directors serving on the board. Each director is elected and serves until the next annual meeting. However, the term of each director shall continue until his or her successor is duly elected and qualified or until the earlier of his or her death, disability, retirement, resignation or removal. There are no family relationships between any of our directors or executive officers. Our executive officers are elected by, and serve at the discretion of, our board of directors.

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

                                                                                                 Long Term
                                                                                                Compensation
                                                              Annual Compensation                  Awards
                                                     --------------------------------------  ------------------
                                                                                                 Securities
                                          Fiscal                            Other Annual         Underlying
Name and Principal Position               Year(1)    Salary     Bonus     Compensation(2)        Options(#)
---------------------------               -------    ------     -----     ---------------        ----------
Melvyn Morris, Chief Executive Officer
   and President.........................  1999          $0         $0             $0                    0
                                           2000     207,190     91,740         40,800              525,000

Howard Thacker, Director(3)..............  1999           0          0              0                    0
                                           2000     142,702     50,528         28,651              475,000

Martin Clifford, Executive Vice
   President(4)..........................  2000      74,890     22,806         13,431                    0

Anthony Dunn, Chief Technology Officer...  1999      14,672          0              0                    0
                                           2000      89,250     37,416         16,320                    0

---------------
(1) Information under "2000" is for the 10 month transition period ended December 31, 2000. Information under "1999" is for the fiscal year ended March 31, 2000.

(2) Represents the amount of an automobile allowance provided by us to the named executive officers.

(3) Mr. Thacker also served as Chief Operating Officer and Secretary of the Company until March 27, 2001.

(4)  Mr. Clifford joined the Company in June 2000.

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

-------------------

(1) All options granted to the named executive officers were granted under the Company's 2000 Equity Incentive Plan, as amended. The exercise price of all options was at fair market value of the option on the date of grant. The options are generally not transferable by the optionee, are exercisable for a ten year period from the dates of the grant, must generally be exercised within three (3) months after the end of the optionee's status as an employee or within twelve
(12) months after the optionee's death or disability. Each option vests ratably as to 50% of the shares covered thereby in the first year and vests as to the remaining 50% of the shares covered thereby 1/24th on each monthly anniversary of the vesting commencement date.

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

     We also have entered into employment agreements with Martin Clifford and Anthony Dunn, each of which has an unspecified initial term and renews automatically until terminated by one of the parties thereto. The Company may terminate Mr. Clifford's agreement with three months prior written notice and Mr. Dunn's employment with twelve months prior written notice. These agreements provide that in addition to their base salaries and automobile allowance, Messrs. Clifford and Dunn will receive annual bonuses based on their performance as measured by their success in meeting targeted performance goals.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            UDATE.COM, INC.
                                            (Registrant)



Date:  July 11, 2001                        By: /s/ Melvyn Morris
                                                 -------------------------------
                                                 Melvyn Morris, President