Form 10QSB
period 2001-06-30
UDATE COM INC
filed 2001-08-01
CIK 1083652

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)


        [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


        For the quarterly period ended June 30, 2001


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

                                 (877) 802-7243
                (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


        As of July 24, 2001, there were 24,504,998 shares of Registrant's Common Stock, $0.001 par value, outstanding.


        Transitional Small Business Disclosure Format: Yes [] No [X]

                        UDATE.COM, INC. AND SUBSIDIARIES
                                      INDEX





PART I. FINANCIAL INFORMATION
             Page No.

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
           June 30, 2001 and December 31, 2000
                 3

          Condensed Consolidated Statements of Operations -
          Three and Six Months ended June 30, 2001 and 2000
                 4

          Condensed Consolidated Statements of Cash Flows -
          Three and Six Months ended June 30, 2001 and 2000
                 5

          Notes to Condensed Consolidated Financial Statements
                 6

Item 2.   Management's Discussion and Analysis or Plan of
          Operations
                14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
                40

Item 2.   Changes in Securities
                40

Item 3.   Defaults upon Senior Securities
                40

Item 4.   Submission of Matters to a Vote of Security Holders
                40

Item 5.   Other Information
                40

Item 6.   Exhibits and Reports on Form 8-K
                40

       Signatures
                42

UDATE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)




          JUN 30, 2001   DEC 31, 2000

               $              $
ASSETS
Current assets :
Cash
                957,682      1,450,366
Trade accounts receivable
                216,613        167,723
Due from officers and employees
                104,163         25,067
Prepaid expenses
                259,021        348,452

         ------------------------------
Total current assets
              1,537,479      1,991,608

         ------------------------------


Intangible assets :
Goodwill
             19,713,204              -

         ------------------------------

             19,713,204              -

         ------------------------------

Plant and equipment
Computer and office equipment
              2,376,802      1,765,372
Website Development
                128,285              -
Less : Accumulated depreciation
              1,070,485        501,096
Net website development, computer and office equipment
         ------------------------------
Net computer and office equipment
              1,434,602      1,264,276

         ------------------------------
Total assets
             22,685,285      3,255,884

         ==============================

Current liabilities :
Current portion of obligations under capital leases
                114,119         70,177
Accounts payable and accrued liabilities
              1,681,873      1,156,524
Deferred revenue
              1,469,705        439,929
Note payable
              4,900,000              -
Amounts due to officers and directors
                      -        207,228
Other current liabilities
                294,097         54,822

         ------------------------------
Total current liabilities
              8,459,794      1,928,680

         ==============================

Obligations under capital leases, excluding current portion
                 43,592         12,978
Deferred revenue
                157,164              -

         ------------------------------

                200,756         12,978

         ------------------------------
Total liabilities
              8,660,550      1,941,658

         ------------------------------

Stockholders' equity (deficit):
Common stock $0.001 par value
Authorised 150,000,000 and 50,000,000 at June 30, 2001 and December 31, 2000
respectively
Issued and outstanding 24,504,998 and 18,255,000 respectively
                 24,505         18,255
Additional paid-in capital
             22,078,233      7,963,157
Retained deficit
             (8,119,596)    (6,708,779)
Accumulated other comprehensive income - cumulative translation adjustment
                 41,593         41,593

         ------------------------------
Total stockholders' equity
             14,024,735      1,314,226


         ------------------------------
Total liabilities and stockholders' equity
             22,685,285      3,255,884

         ==============================


The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           3 MONTH        3
MONTH                      6 MONTH        6 MONTH
                                                         PERIOD ENDED   PERIOD
ENDED                 PERIOD ENDED   PERIOD ENDED
                                                         JUN 30, 2001   JUN 30,
2000                 JUN 30, 2001   JUN 30, 2000
                                                              $              $
                         $              $
Sales                                                        4,217,129
132,294                    5,755,560        225,954
Operating expenses
Selling general and admin expenses                           2,349,155
635,974                    3,260,629        667,608
Advertising expense                                          1,644,882
604,564                    2,523,459        819,541
Depreciation                                                   196,282
49,663                      342,434         75,434
Amortization of goodwill                                     1,037,538
   -                    1,037,538              -


------------------------------              ------------------------------
Total operating expenses                                     5,227,857
1,290,201                    7,164,060      1,562,583


------------------------------              ------------------------------
Earnings Before Interest and Tax                            (1,010,728)
(1,157,907)                  (1,408,500)    (1,336,629)

Interest income                                                  5,564
28,138                        9,070         28,138
Interest expense                                                 9,308
7,558                       11,387          7,648


------------------------------              ------------------------------
Loss before income taxes                                    (1,014,472)
(1,137,327)                  (1,410,817)    (1,316,139)

Income taxes                                                         -
   -                            -              -


------------------------------              ------------------------------
Net loss                                                    (1,014,472)
(1,137,327)                  (1,410,817)    (1,316,139)

==============================              ==============================

Basic and diluted earnings per share                             (0.04)
(0.08)                       (0.07)         (0.11)

Weighted average number of shares used in
calculation of basic and diluted earnings per share         24,504,998
13,985,879                   21,466,325     12,367,323

The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASHFLOW (UNAUDITED)



                                                                 3 MONTH
3 MONTH              6 MONTH        6 MONTH
                                                               PERIOD ENDED
PERIOD ENDED         PERIOD ENDED   PERIOD ENDED
                                                               JUN 30, 2001
JUN 30, 2000         JUN 30, 2001   JUN 30, 2000
                                                                    $
  $                    $              $
Cashflow
--------
Net loss                                                          (1,014,472)
(1,137,327)          (1,410,817)    (1,316,139)


Depreciation of plant and equipment                                  196,282
    49,663              342,434         75,434

Amortization of goodwill                                           1,037,538
         -            1,037,538              -

Stock compensation expense                                            10,641
         -               14,188              -

(Increase)/Decrease in trade accounts receivable,
amounts due from officers and employees
and prepaid expenses                                                (351,750)
  (178,760)              31,882       (184,569)

Increase in amounts payable and accrued liabilities,
deferred revenue, amounts due to officers and directors,
accrued salaries and wages and other current
liabilities                                                          975,322
   320,461              435,321        502,766

------------------------------      ------------------------------

Net cash provided by / (used in) operating activities                853,561
  (945,963)             450,546       (922,508)

Cash flows used in investing activities :
Cash acquired with Kiss.com, Inc                                           -
         -               49,483              -
Costs associated with the acquisition of Kiss.com                   (455,119)
         -             (494,882)             -
Website development                                                  (23,187)
         -             (128,285)             -
Capital expenditure                                                 (170,889)
  (269,243)            (177,983)      (307,930)

------------------------------      ------------------------------
Net cash used in investing activities                               (649,195)
  (269,243)            (751,667)      (307,930)

------------------------------      ------------------------------

Cash flows used in financing activities :
Repayment of capital lease obligations                               (72,080)
   (16,662)             (91,563)       (47,571)
Loan note repayment                                                        -
         -             (100,000)             -
Proceeds from issuance of common stock                                     -
 7,635,580                    -      7,635,580
Exchange difference proceeds from issuance
 of common stock                                                           -
     9,665                    -          9,665

------------------------------      ------------------------------
Net cash used in financing activities                                (72,080)
 7,628,583             (191,563)     7,597,674

------------------------------      ------------------------------

Net increase/(decrease) in cash and cash equivalents                 132,286
 6,413,377             (492,684)     6,367,236

Cash and cash equivalents at beginning of period                     825,396
     6,276            1,450,366         52,417


------------------------------      ------------------------------
Cash and cash equivalents at end of period                           957,682
 6,419,653              957,682      6,419,653

==============================      ==============================



SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

The Company purchased all of the outstanding shares of Kiss.com via the issuance of 6,249,998 shares of its common stock, along with notes with an aggregate principal amount of $5,000,000.



The accompanying notes are an integral part of these financial statements.

                        UDate.com, Inc. and Subsidiaries
    Notes to the Condensed Consolidated Financial Statements, June 30, 2001
                                   (unaudited)

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, the consolidated results of operations, the changes in stockholders' equity and cash flows of uDate.com, Inc. and subsidiaries for the interim periods presented.

The results of the three months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission (the "Commission") on April 2, 2001 and the Company's Form 10-QSB filed with the Commission on May 15, 2001.

NOTE 2. NATURE OF BUSINESS

The Company's operations, which are all within the Internet dating segment, are split across two entities :

- uDate.com Ltd. ("uDate-UK"), which is a United Kingdom ("UK") based Company providing Internet dating services on a global basis. uDate-UK is a technology business with primary operations consisting of a high quality, Internet-based, introduction, matchmaking, relationship and dating Web site.

- Kiss.com, Inc. ("Kiss.com"), which is a Delaware Corporation providing an Internet picture personals service on a global basis for single people seeking meaningful romantic relationships.

On March 29, 2001, the Company acquired Kiss.com, for a consideration of approximately $19.1 million, consisting of 6,249,998 shares of the Company's common stock and notes with an aggregate principal amount of $5,000,000.

The results of operations for the Company include the operating results for both uDate-UK and Kiss.com for the whole of the three months ended June 30, 2001.

Revenues are derived principally from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Web sites' private e-mail and messaging services.

NOTE 3. ACQUISITIONS

On March 29, 2001, the Company completed the acquisition of Kiss.com, a privately held Washington corporation. Kiss.com operates a picture personals service. As a result of the acquisition, Kiss.com became a wholly-owned subsidiary of uDate.com, Inc. and uDate.com, Inc. issued 6,249,998 shares of its common stock, along with notes payable for an aggregate principal amount of $5,000,000, in exchange for all of the outstanding shares of Kiss.com. The acquisition was accounted for under the purchase method of accounting, and was valued at approximately $19.6 million, including transaction costs.

In respect of the $5,000,000 notes payable, $100,000 was repaid in March 2001, the balance is repayable as follows:

- an amount equal to 75% of the Company's cash assets in excess of $1 million payable on June 30, 2001;

-       20% of gross Internet dating revenues on a monthly basis from July
        31,2001.


Any balance outstanding is payable in full on the completion of any Company financing after June 30, 2001.


No amount was paid on June 30, 2001 as the Company's cash assets at this time did not exceed $1 million.

Interest is payable on the notes at a rate of 7% per annum from July 1, 2001. In addition, until the notes are repaid, the Company shall issue and deliver to each noteholder a certificate or certificates representing that number of shares of the Company's common stock equal to two percent (2%) of the aggregate principal amount of such person's note that is unpaid as of the end of the month then-ended, divided by the greater of (i) $2.00 per share and (ii) the Average Price (as such term is defined in the notes).

A summary of the purchase price for the acquisition is as follows :

Stock                                        $ 14,107,138
Notes payable                                $  5,000,000
                                             ------------

                                             $19,107,138
Direct acquisition costs                     $   507,882
                                             -----------
Total purchase price                         $19,615,020
                                             ===========



The purchase price was initially allocated as follows :


Current assets acquired                      $    78,578
Equipment                                    $   206,492
Non-current assets acquired                  $    41,342
Liabilities                                  ($1,462,134)
Goodwill                                     $20,750,742
                                             -----------
Total                                        $19,615,020
                                             ===========


The Company has not yet completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. The amount shown above as goodwill represents the excess of purchase price over the value of the net assets acquired.

The goodwill amount shown above may be allocated to identified intangible assets and other assets and acquired liabilities assumed as appraisal and evaluations are completed.

Goodwill will be amortized on a straight line basis over its estimated useful life of five years.

In connection with the acquisition of Kiss.com, the Company incurred approximately $508,000 in acquisition-related expenditures for professional and other costs. As of June 30, 2001, approximately $495,000 of these costs have been paid. The remaining costs will be paid during the third quarter of 2001.

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




                                                        Six months ended June,
30
                                                        2000
2001
                                                        ----
----
                                                        (unaudited)
(unaudited)
Total revenue                                $          1,394,271
7,250,126
Net loss                                     $          (4,271,449)
(3,077,707)
Net loss per share - basic and diluted       $          (0.23)
(0.13)

NOTE 4. LIQUIDITY


As of June 30, 2001, the Company had $957,682 of cash. The Company believes that its current cash balance, together with its projected operating results and cash flows, will be sufficient to meet its liquidity needs for the next 12 months and, accordingly, has prepared its financial statements assuming that the Company will continue as a going concern. Notwithstanding this, however, the Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company's historical operating results.

Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital, which would be dilutive to current stockholders.

The company has a liability of $4.9 million outstanding in respect of the notes payable issued on the acquisition of Kiss.com. This is repayable on a monthly basis from July 31, 2001, based on a percentage of dating revenue, or in full on the raising of finance by the Company.

NOTE 5. SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

The Company has not yet completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. Prior to this allocation, as of the date of adoption, the

Company expects to have unamortized goodwill in the amount of $17,638,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $nil and $1,038,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NOTE 6. EARNINGS PER SHARE


Basic earnings (loss) per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding the effect of any dilutive potential common stock. Diluted EPS reflects the potential dilution in the earnings of an entity that could occur as a result of any potential common stock outstanding during the period. For the periods presented herein, basic EPS is the same as diluted EPS since the Company reported a net loss for each period (i.e., 3,270,000 potential common shares related to employee stock options and 787,550 potential common shares related to other options and warrants were excluded from the EPS calculations since their impact was anti-dilutive).


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

(iii)To purchase 850,000 shares of common stock at an exercise price of $1.88 per share. 25% of the options vested on February 12, 2001 and 75% vest evenly over the following 24 months. These options expire on February 11, 2011 if not exercised.

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

(vi) To purchase 280,000 shares of common stock at an exercise price of $1.88 per share. 40% of the options vested on March 29, 2001 and 60% vest evenly over the following 15 months. These options expire on March 28, 2011 if not exercised.

(vii)To purchase 520,000 shares of common stock at an exercise price of $1.94 per share. 25% of the options vested on March 29, 2001 and 75% vest evenly over the following 24 months. These options expire on March 28, 2011 if not exercised.

(viii) To purchase 80,000 shares of common stock at an exercise price of $1.94 per share. 25% of the options vested on March 29, 2001 and 75% vest evenly over the following 36 months. These options expire on March 28, 2011 if not exercised.

Stock option activity during the periods indicated is as follows:

                                                        Number of shares
  Weighted average

   exercise price
Balance at March 1, 1999 and March 1, 2000                         -
             -
Granted                                                     1,200,000
          $7.50

-----------------------------------------
Balance at December 31, 2000                                1,200,000
          $7.50

Granted                                                     2,070,000
          $1.90

-----------------------------------------
Balance at March 31, 2001                                   3,270,000
          $3.95

Granted                                                            -
             -



-----------------------------------------
Balance at June 30, 2001                                    3,270,000
          $3.95

NOTE 8. SHAREHOLDERS' EQUITY




UDATE.COM, INC. AND SUBSIDIARIES
Statement of Shareholders' Equity and Other Comprehensive Income
Year ended March 1, 2000, 10 months ended December 31, 2000, 3 months ended March 31, 2001 and 3 months ended June 30, 2001








                                                               Number
Common       Additional
                                                              of shares
stock         capital

$              $
Balances at March 1, 1999                                      10,711,835
    167              -

Net loss for the year                                                   -
      -              -


Cumulative translation adjustment                                       -
      -              -



Comprehensive net loss




---------------------------------------------
Balances at March 1, 2000                                      10,711,835
    167              -

Net loss for the 10 month period                                        -
      -              -


Cumulative translation adjustment                                       -
      -              -



Comprehensive net loss


Shares issued in connection with :

  Warrants and options granted to non-employees for services            -
      -        451,423

  Offer to new investors in uDate.com Limited                     213,165
      -        223,880

  Reverse Acquisition and Share reorganization                  7,330,000
 18,088      7,287,854


---------------------------------------------
Balances at December 31, 2000                                  18,255,000
 18,255      7,963,157

Net (loss) for the 3 month period                                       -
      -              -

  Warrants and options granted to non-employees for services            -
      -          3,547

Shares issued in connection with :
  Acquisition of Kiss.com                                       6,249,998
  6,250     14,100,888


---------------------------------------------
Balances at March 31, 2001                                     24,504,998
 24,505     22,067,592

Net (loss) for the 3 month period                                       -
      -              -

  Warrants and options granted to non-employees for services            -
      -         10,641


---------------------------------------------
Balances at June 30, 2001                                      24,504,998
 24,505     22,078,233





Accumulated

other          Total
                                                             Retained
comprehensive  stockholders'
                                                             earnings
income         equity
                                                                $              $
             $
Balances at March 1, 1999                                       (213,875)
(2,895)      (216,603)

Net loss for the year                                           (292,213)
     -       (292,213)


Cumulative translation adjustment                                      -
19,575         19,575


       ---------------
Comprehensive net loss
             (272,638)



--------------------------------------------
Balances at March 1, 2000                                       (506,088)
16,680       (489,241)

Net loss for the 10 month period                              (6,202,691)
     -     (6,202,691)


Cumulative translation adjustment                                      -
24,913         24,913


       ---------------
Comprehensive net loss
           (6,177,778)

Shares issued in connection with :

  Warrants and options granted to non-employees for services           -
     -        451,423

  Offer to new investors in uDate.com Limited                          -
     -        223,880

  Reverse Acquisition and Share reorganization                         -
     -      7,305,942


--------------------------------------------
Balances at December 31, 2000                                 (6,708,779)
41,593      1,314,226

Net (loss) for the 3 month period                               (396,345)
     -       (396,345)

  Warrants and options granted to non-employees for services           -
     -          3,547

Shares issued in connection with :
Acquisition of Kiss.com                                                -
     -     14,107,138


--------------------------------------------
Balances at March 31, 2001                                    (7,105,124)
41,593     15,028,566

Net (loss) for the 3 month period                             (1,014,472)
     -     (1,014,472)

Warrants and options granted to non-employees for services             -
     -         10,641


--------------------------------------------
Balances at June 30, 2001                                     (8,119,596)
41,593     14,024,735

                       Special Note Regarding References

References in this Quarterly Report on Form 10-QSB to www.udate.com, www.kiss.com, any variations of the foregoing, or any other uniform resource locator, or URL, are inactive textual references only. The information on uDate's website, Kiss' website and any other website is not incorporated by reference into this Quarterly Report on Form 10-QSB and should not be considered to be a part of this document.


Item 2. Management's Discussion and Analysis or Plan of Operations.


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

Any of such statements and this discussion should be read in conjunction with the Company's unaudited consolidated financial statements included herein, the Company's Form 10-KSB filed with the Securities and Exchange Commission (the "Commission") on April 2, 2001, as amended by the Company's Forms 10-KSB/A filed with the Commission on April 30, 2001 and July 11, 2001, the Company's Form 10-QSB filed with the Commission on May 15, 2001, the Company's Form 8-K concerning the agreement to acquire Kiss.com, Inc. ("Kiss.com") filed with the Commission on February 20, 2001, the Company's Form 8-K concerning the acquisition of Kiss.com filed with the Commission on April 6, 2001, and the Company's Form 8-K/A concerning the acquisition of Kiss.com filed with the Commission on June 12, 2001.

OVERVIEW

On March 29, 2001, uDate.com, Inc. (the "Company") acquired Kiss.com, Inc., for a consideration of approximately $19.1 million, consisting of 6,249,998 shares of the Company's common stock and notes with an aggregate principal amount of $5,000,000.

Following the acquisition of Kiss.com, Inc. the Company now operates two Internet dating services, namely uDate.com ("uDate") and Kiss.com ("Kiss").

uDate and Kiss both offer on-line matchmaking services, which enable members to source and, for a fee, correspond with other members, safely and anonymously through proprietary communication technology.

Kiss.com

Kiss.com is a traditional picture personals service and is one of the longest established businesses in the on-line matchmaking space. Kiss' objectives are to provide a quality, fun and safe picture personals site offering content and services for single people seeking meaningful romantic relationships locally, nationally, and internationally. Kiss' product offering provides its 2.9 million members with access to a large database of profiles, many with pictures, which may be searched and viewed at any time. Paying members may utilize KissMail (a private HTML email service) to communicate. Kiss.com also offers a limited number of off-line services such as special events.

uDate.com

uDate.com, designed in 1999, benefited to some extent from comprehensive research of competitive products, including Kiss. Hence, uDate's application includes more extensive features than many competing products, such as more detailed profiling, comprehensive matchmaking and methods of communication.

uDate's technology aims to increase the likelihood of generating a successful pairing. Members are able to run "two-way" matches against the full 2.0 million-member database or focus the match on those currently online - now approaching 5,000 users at peak times. Online matches provide members with the opportunity to seize the moment, and make contact with matching members using uDate's instant messaging feature known as "Whispers".

MARKET REVIEW

The Internet currently has more than 400 million global users, a number which is climbing annually. The Company assumes that approximately 20% of Internet users are single, representing 80 million potential users of an online matchmaking service. The Company believes that the top 10 Internet dating sites currently claim 20+ million members, which includes an element of duplication between sites. Of these 20+ million members, the Company believes there are around 10 million people who are active in the Internet dating sector at present.

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

Registration on both the uDate and Kiss sites is free. Both uDate and Kiss provide non-paying members with the ability to post a profile, including photographs if desired. Non-paying members may visit the Web site at any time to search for members they would like to make contact with. Free memberships do not have a fixed duration or term and may be cancelled by the member at any time. However, members must purchase a subscription to communicate with other members. Subscription plans are available allowing communication for periods of five days to 24 months, dependant upon the Web site. Subscription plans of one month duration or greater generally renew automatically upon the expiration of the subscription period.


Other Revenues

At present the Company derives the majority of its revenue from Internet dating subscriptions.


The Company continues to invest, however, in the creation of new products via extensions to its technology. Work on Web advertising and market research products continues, along with further development of Connection Zone, a product and service that enables companies to accurately track traffic flows and monitor the success of advertising campaigns for any Web site. The Company will make these products commercially available if, and when, it feels the market conditions and partnership opportunities for such technologies are appropriate.


In the meantime, the Company's sales focus will remain fixed on Internet dating, with profitability and growth as its primary objective.

PROFITABILITY AND GROWTH STRATEGY

It is the Company's belief that Internet Dating has the potential to generate significant profitability. In the three months ended June 30, 2001 the Company was able to report positive earnings before interest, tax, depreciation and amortization (EBITDA) resulting from implementation of its profitability strategy, which comprises four key initiatives:

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

The Company also expects that pressures to consolidate within the Internet dating sector will increase over the next twelve months as market participants strive to achieve economies of scale. The Company believes that companies that can combine an effective application with large marketing reach will increase their chances of survival and also maximize their market potential.

The Company anticipates that it will be able to achieve gains from cross-promotion of branded products and multi-brand memberships following any acquisition, including the acquisition of Kiss.com.


The Company intends to preserve both the uDate and Kiss brands going forward and to leverage its technology and Web site infrastructure across both Web properties.


The Company is receptive to making further acquisitions. Opportunities will be weighed against the Company's resources, the price sought by sellers and management's belief as to the expected benefits from any such acquisition. The Company currently has no agreements or understandings with respect to any such acquisitions.




RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000


The acquisition of Kiss.com was completed on March 29, 2001. Accordingly, the results of operations for the three months ended June 30, 2001 include the operating results of both uDate-UK and Kiss.com. The results of operations for the three months ended March 31, 2001, however, do not include any contribution from Kiss.com as their inclusion for a period of three days is not considered to be material.

Unless specifically discussed below, there were no material changes from period to period in line items of the financial statements, other than those changes arising from the inclusion of the results of operations of Kiss.com for the three months ended June 30, 2001. In addition, unless specifically discussed below there are no seasonal aspects that had a material effect on the Company's financial conditions or results of operations.

REVENUES

Total revenues for the three months ended June 30, 2001 were $4,217,129 compared to $132,294 for the three months ended June 30, 2000 and $1,538,431 for the three months ended March 31, 2001. Revenues for the second quarter of 2001 therefore show an increase of 174% over the previous quarter. This reflects the continued growth in members and subscribers of uDate-UK, which returned revenues of $1,805,835 for the second quarter of 2001, an increase of 17% over the first quarter, together with the inclusion of revenues for Kiss.com in the second quarter of 2001 amounting to $2,411,294, which represented 57% of the total revenues for the second quarter of 2001.

Total revenues for the six months ended June 30, 2001 were $5,755,560 compared to $225,954 for the six months ended June 30, 2000.

Membership revenues for the three months ended June 30, 2001 made up 99.8% of total revenues returned in the quarter.

The growth in membership revenues achieved during the second quarter of 2001 as compared to the first quarter of 2001 was due to (i) the continued greater awareness of the uDate Web site as a consequence of targeted marketing activities, increased conversion of registered members to paying subscribers, the automatic renewal of the members' subscriptions upon the expiration of the subscription period, further improvements to the functionality and performance of the uDate application, and: (ii) the inclusion of membership revenues for Kiss.com for the second quarter of 2001.

During the three months ended June 30, 2001 four million barter advertisements were displayed on the uDate Web site, and consequently for each two displayed, an advertisement for uDate appeared on someone else's Web site. Revenue and costs in respect of this arrangement have not been recognized on the basis that it is not possible to determine a fair value for the advertising surrendered in the transaction.

SALES AND MARKETING EXPENSE

Total sales and marketing expenses for the three months ended June 30, 2001 were $1,644,882 compared to $604,564 for the three months ended June 30, 2000 and $878,577 for the three months ended March 31, 2001. Sales and marketing expenses for the second quarter of 2001 therefore show an increase of 87% over the previous quarter. This reflects the inclusion of sales and marketing expenses for Kiss.com in the second quarter of 2001 amounting to $1,019,974, which represented 62% of total sales and marketing expenses in the second quarter of 2001.

Total sales and marketing expenses for the six months ended June 30, 2001 were $2,523,459 compared to $819,541 for the six months ended June 30, 2000.

The annual second quarter increase in sales and marketing expense of 172% reflects the inclusion of sales and marketing expense for Kiss.com for the second quarter of 2001 mitigated by an overall improvement in the purchase and placement of advertising.

Sales and marketing expense continues to be predominantly on-line media. The Company has strategic contracts in place with parties such as Excite, Alta Vista, MSN, NetZero and USAToday.com. Advertising through on-line media contributed to the majority of the 1,076,471 new registered members joining in the quarter.

GENERAL AND ADMINISTRATIVE EXPENSE


Total general and administrative expenses for the three months ended June 30, 2001 were $2,349,155 compared to $635,974 for the three months ended June 30, 2000 and $911,474 for the three months ended March 31, 2001. General and administrative expenses for the second quarter of 2001 therefore show an increase of 158% over the previous quarter. This reflects the inclusion of general and administrative expenses for Kiss.com in the second quarter of 2001 amounting to $812,582, which represented 35% of total general and administrative expenses in the second quarter of 2001, together with an increase in internet service charges and other fees and expenses reflecting the change in operating level of the Company after the Kiss.com acquisition.


Total general and administrative expenses for the six months ended June 30, 2001 were $3,260,629 compared to $667,608 for the six months ended June 30, 2000.

Significant components of general and administrative expense in the six months ended June 30, 2001 include a) wages and salaries of $1,482,533, b) legal, professional, accounting and consultancy fees of $846,004, c) bank and transaction charges of $234,020, and d) Internet Service Provider charges of $191,334.

General and administrative expenses in the second quarter include $10,641 of non-cash items, valued on the Black-Scholes model, relating to the grant of stock options to Mantra Public Relations.

The Company believes it has now established an acceptable level for its fixed cost base, and that this level of costs is now relatively fixed in respect of the existing operations.

DEPRECIATION EXPENSE

Depreciation expense during the three months ended June 30, 2001 totaled $196,282, compared to $49,663 for the three months ended June 30, 2000. This represents an increase of 295% and is a result of the significant capital expenditure undertaken by the Company to build its server farm, housed in New Jersey, USA.

AMORTIZATION OF GOODWILL

Amortization of goodwill relating to the acquisition of Kiss.com amounts to $1,037,538 for the three months ended June 30, 2001.






Goodwill will be amortized on a straight line basis over its estimated useful life of five years.



In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchases method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.



The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.



Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.



In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine that fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds it fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting units's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.



And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.



The Company has not yet completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. Prior to this allocation, as of the date of adoption, the Company expects to have unamortized goodwill in the amount of $17,638,000 which will be subject to the transition provisions of Statement 141 and 142. Amortization expense related to goodwill was $nil and $1,038,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statement 141 and 142. it is not practicable to reasonable estimate the impact of adopting Statements on the Company's financial statements at the data of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.


NET LOSS

The overall net loss for the three months ended June 30, 2001 totaled $1,014,472 compared to a net loss of $1,137,327 for the three months ended June 30, 2000 and $396,345 for the three months ended March 31, 2001.


The net loss of $1,014,472 for the three months ended June 30, 2001 includes amortization of goodwill of $1,037,538 arising from the acquisition of Kiss.com. The net profit before amortization of goodwill for the three months ended June 30, 2001, therefore, amounted to $23,066.



The net profit before amortization of goodwill for the three months ended June 30, 2001 of $23,066 compares to a net loss before amortization of goodwill of $1,137,327 for the three months ended June 30, 2000 and a net loss before amortization of goodwill of $396,345 for the three months ended March 31, 2001.

The improvement in net loss before amortization of goodwill from $396,345 for the three months ended June 30, 2001 to a net profit before amortization of goodwill of $23,066 results from a combination of increased revenues and the establishment of a relatively fixed cost base.


LIQUIDITY AND CAPITAL RESERVES

At June 30, 2001, the Company's principal sources of liquidity consisted of cash of $957,682, compared to $825,396 as at March 31, 2001.


The Company's working capital position decreased to ($6,922,315) at June 30, 2001 from a position of ($5,839,230) at March 31, 2001. Of this decrease, $988,279 relates to the proportion of the value of the promissory notes that previously fell due after more than one year, which now fall due within one year, as described below.


This working capital position includes $4,900,000 in respect of the value of the promissory notes that it is anticipated will be repaid within one year. These notes are repayable as follows:


     - an amount equal to 75% of the Company's cash assets in excess of $1 million fell payable on June 30, 2001;


     -    20% of gross internet dating revenues on a monthly basis from July
          31,2001.

Any balance outstanding is payable in full on the completion of any Company financing after June 30, 2001.

No amount was paid on June 30, 2001 as the Company's cash assets at this time did not exceed $1 million.


Interest is payable on the notes at a rate of 7% per annum from July 1, 2001. In addition, until the notes are repaid, the Company shall issue and deliver to each noteholder a certificate or certificates representing that number of shares of the Company's common stock equal to two percent (2%) of the aggregate principal amount of such person's note that is unpaid as of the end of the month then-ended, divided by the greater of (i) $2.00 per share and (ii) the Average Price (as such term is defined in the notes).


The working capital position includes a creditor of $1,469,705 in respect of deferred revenue, i.e. subscription revenue to be earned in the future on agreements in existence and billed for at the balance sheet date.

On the basis of the actual position as at June 30, 2001 and forecasts through 2001, the Company anticipates that it will be able to fund its operating expenses and required debt service payments in 2001 with the cash flow from its operations. Notwithstanding this, however, the Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company's historical operating results, or may not be obtainable on terms acceptable to the Company.


Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital which would be dilutive to current stockholders. The Company is considering raising between $15 million and $20 million and is investigating its options in both the US and UK markets. Already, the Company is in receipt of a proposal from a Stock Broker to assist in raising monies from a listing on the Alternative Investment Market in the UK. There can be no assurance that funds from additional equity capital, if required, would be available on terms acceptable to the Company, if at all.

The Company currently anticipates that any capital expenditures in 2001 can be funded from operating cashflows, other than any capital expenditures made in connection with any mergers or acquisitions. The Company currently has no agreements or understandings with respect to any such mergers or acquisitions.

RISK FACTORS

RISKS RELATED TO THE COMPANY'S FINANCIAL CONDITION AND BUSINESS MODEL

THE COMPANY HAS A LIMITED OPERATING HISTORY

The Company was formed in January 1999 in order to provide representation and other services to musical artists such as songwriters and performers. The Company had very limited operations and revenues, and limited business prospects, until May 23, 2000, the date of the acquisition of uDate.com Ltd ("uDate-UK").

uDate-UK was established in February 1998 to provide high quality introduction, matchmaking, relationship and dating services to Internet users. The Company has changed its business strategy to that of its subsidiary, uDate-UK.

On March 29, 2001, the Company acquired Kiss.com, Inc - a picture personals site.

Due to the limited operating histories of each of the Company and its subsidiaries, it will be difficult for owners of the Company's securities and persons considering an investment in the Company (collectively, "Investors") to evaluate the business and prospects of the Company and an investment in the Company. As a new company, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Investors must consider the risks, expenses and uncertainties that an early stage company in new and rapidly evolving markets face. Some of these risks include:

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

      - the level of usage of the Internet and traffic to the Company's Internet sites;

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

THE COMPANY HAS NEVER BEEN PROFITABLE AND MAY NOT ACHIEVE, OR SUSTAIN, PROFITABILITY


For the three months ended June 30, 2001 the Company incurred a net loss of $1,014,472. At June 30, 2001, the Company had an accumulated deficit of approximately $8,119,000. The Company cannot assure investors that it will achieve sufficient revenues for future profitability.

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

      - the demand for, and acceptance of, the Company's Web sites, products, product enhancements and services;

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

The Company's major expenses continue to be sales and marketing costs, labor costs and technology costs. The Company anticipates that its expenses will increase as its business expands and if it makes further acquisitions. In addition, these costs may still be subject to dynamic and, from time to time, significant variation. If revenues fall below expectations in any quarter and the Company is unable to quickly reduce spending in response, its operating results would be lower than expected and the stock price may fall.

THE COMPANY'S BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET

If the Company is not able to anticipate changes in the on-line dating and matchmaking market or if the business model is not successful, the Company may not be able to expand the business or to successfully compete with other companies, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's current business model depends on recurring revenues from members who subscribe for the Company's fee-generating services ("Subscribers").

Membership revenues depend upon (i) the conversion of new non-paying members to Subscribers; and (ii) existing Subscribers renewing their membership for further periods. If current Subscribers decide to discontinue the Company's service and the Company is unable to replace them with new Subscribers, it is possible that the Company will be required to further adapt its business model in response to additional changes in the on-line dating and matchmaking market or Internet advertising or if the current business model is not successful.

Additionally, the Company operates on a global basis with registered members and Subscribers in Europe and Asia, as well as North America. Changes in the economies, trade policies, and fluctuations in interest or exchange rates may have an impact on its future financial results. As the Company continues to operate more globally, seasonality may become an increasing factor in its financial performance .

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

THE COMPANY MAY NOT BE ABLE TO DEVELOP AWARENESS OF ITS BRAND NAMES

The Company believes that continuing to build and maintain awareness of its brand names is critical to achieving widespread acceptance of its business and to sustain or increase the number of people who use its Web sites. Brand recognition is a key differentiating factor among providers of on-line dating and matchmaking services, and the Company believes it could become more important as competition in its industry increases. In order to maintain and build brand awareness, the Company must succeed in its marketing efforts, provide high quality services and increase the number of members using its Web sites. If it fails to successfully protect, promote, position and maintain its brand names, incurs significant expenses in promoting its brands and fails to generate a corresponding increase in revenue as a result of its branding efforts, or encounters legal obstacles which prevent the continued use of any of its brand names, the Company's business, results of operations and financial condition could be materially adversely affected.

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

THE COMPANY'S BUSINESS AND GROWTH WILL SUFFER IF IT IS UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL

The Company's success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect the business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled employees for product development, sales, marketing, and customer service. Competition for such personnel in the Internet industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Management of the Company will also be required to manage growth of the Company in a manner that requires a significant amount of management time and skill. There can be no assurance that the Company will be successful in managing any future growth or that any failure to manage such growth will not have a material adverse effect on the Company's business, operating results or financial condition.

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

The Company has recently completed the acquisition of Kiss.com. A significant amount of management time has been devoted to ensuring the successful completion of this acquisition, and a significant amount of future time will need to be devoted to ensuring a seamless and efficient integration of Kiss.com. There can be no assurance that the Company will be successful in managing this integration process or the expanded entity as a whole, or that failure to manage these will not have a material adverse effect on the Company's business, operating results or financial condition.

THE FAILURE TO ESTABLISH AND MAINTAIN AGREEMENTS AND ALLIANCES WITH OTHER WEB PROPERTIES COULD LIMIT THE GROWTH OF THE COMPANY'S BUSINESS

The Company has entered into, and expects to continue to enter into, arrangements with third parties to increase its member base, bring traffic to its Web sites and enhance its brands. If any of the current agreements are terminated, it cannot assure Investors that it will be able to replace the terminated agreement with an equally beneficial arrangement. It also cannot assure Investors that it will be able to renew any of its current agreements when they expire or, if it is able to do so, that such renewals will be available on acceptable terms. It also does not know whether it will be successful in entering into additional partnerships and alliances or that any relationships, if entered into, will be on terms favorable to the Company.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On or about March 28, 2001, the holders of a majority of the outstanding shares of the Company acted by written consent to adopt and approve the 2001 Stock Incentive Plan which provides for the grant of incentive stock options, non-statutory stock options and restricted stock awards to the Company's employees, officers, directors, consultants and advisors, for the purpose of enhancing the Company's ability to attract, retain and motivate persons who make, or are expected to make, important contributions to the Company. This adoption and approval became effective on or about June 20, 2001, which was the date that was twenty calendar days after an information statement complying with Regulation 14, promulgated under the Securities Exchange Act of 1934, as amended, had been sent or given to all stockholders of the Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

None.

(b)      Reports on Form 8-K.

       On April 4, 2001, the Company filed a Current Report on Form 8-K/A reporting information under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). No financial statements were filed with such report.

       On April 6, 2001, the Company filed a Current Report on Form 8-K reporting information under Item 2 (Acquisition or Disposition of Assets) and
Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). No financial statements were filed with such report.

       On May 2, 2001, the Company filed a Current Report on Form 8-K/A to file under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the following financial statements:

       Audited financial statements of uDate.com Limited as of March 1, 2000 and March 31, 1999 and for the eleven-month period ended March 1, 2000 and the year ended March 31, 1999 (with independent auditors' report thereon), and unaudited financial statements of uDate.com Limited as of June 30, 2000 and for the four month periods ended June 30, 2000 and June 30, 1999.

       Unaudited Pro Forma Condensed Consolidated Financial Information of uDate.com, Inc. for the four months ended June 30, 2000 and for the year ended March 1, 2000.

       On June 12, 2001, the Company filed a Current Report on Form 8-K/A to file under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) the following financial statements:

       Audited financial statements of Kiss.com, Inc. as of December 31, 2000 and December 31, 1999 and for the fiscal years ended December 31, 2000 and December 31, 1999 (with independent auditors' report hereon).

       Unaudited Pro Forma condensed combined financial information of uDate.com, Inc. for the fiscal year ended December 31, 2000 and the quarter ended March 31, 2001.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 UDATE.COM, INC.



Date:    August 1, 2001        By: /s/ MELVYN MORRIS
                                   --------------------------------
                                         Melvyn Morris
                                         Chief Executive Officer




Date:    August 1, 2001        By: /s/ MICHAEL BROCKLESBY
                                   --------------------------------
                                         Michael Brocklesby
                                         Vice President and Chief
                                         Financial Officer (Principal Financial
                                         and Chief Accounting Officer)