Form 10QSB
period 2001-09-30
UDATE COM INC
filed 2001-10-22
CIK 1083652

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

      [X]    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2001

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

(877) 802-7243
(Issuer’s Telephone Number, Including Area Code)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      As of October 16, 2001, there were 24,676,820 shares of Registrant’s Common Stock, $0.001 par value, outstanding.

      Transitional Small Business Disclosure Format: Yes [ ] No [X]

UDATE.COM, INC. AND SUBSIDIARIES
INDEX

UDATE.COM, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)

	Sep 30, 2001	Dec 31, 2000
	$	$
ASSETS

Current assets :

Cash	1,975,202	1,450,366

Trade accounts receivable	385,730	167,723

Due from officers and employees	112,953	25,067

Prepaid expenses	258,413	348,452

Total current assets	2,732,298	1,991,608

Intangible assets :

Goodwill	18,683,625	—

	18,683,625	0

Plant and equipment

Computer and office equipment	2,465,737	1,765,372

Website Development	128,285	—

Less : Accumulated depreciation	1,263,838	501,096

Net computer and office equipment	1,330,184	1,264,276

Total assets	22,746,107	3,255,884

Current liabilities :

Current portion of obligations under capital leases	97,927	70,177

Accounts payable and accrued liabilities	1,371,324	1,156,524

Deferred revenue	1,725,513	439,929

Note payable	4,103,695	—

Amounts due to officers and directors	—	207,228

Other current liabilities	430,072	54,822

Total current liabilities	7,728,531	1,928,680

Obligations under capital leases, excluding current portion	27,246	12,978

Deferred revenue	244,868	—

	272,114	12,978

Total liabilities	8,000,645	1,941,658

Stockholders’ equity (deficit) :

Common stock $0.001 par value Authorised 150,000,000 and 50,000,000 at September 30, 2001 and December 31, 2000 respectively Issued and outstanding 24,640,257 and 18,255,000 at September 30, 2001 and December 31, 2000 respectively	24,640	18,255

Additional paid-in capital	22,274,876	7,963,157

Retained deficit	(7,595,647)	(6,708,779)

Accumulated other comprehensive income — cumulative translation adjustment	41,593	41,593

Total stockholders’ equity	14,745,462	1,314,226

Total liabilities and stockholders’ equity	22,746,107	3,255,884

The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (unaudited)	3 month	3 month	9 month	9 month
	period ended	period ended	period ended	period ended
	Sep 30, 2001	Sep 30, 2000	Sep 30, 2001	Sep 30, 2000
	$	$	$	$

Sales	6,620,863	541,690	12,376,423	767,644

Operating expenses

Selling general and admin expenses	2,414,863	1,480,317	5,675,492	2,147,925

Advertising expense	2,172,926	2,078,674	4,696,385	2,898,215

Depreciation	194,041	139,671	536,475	215,105

Amortization of goodwill	1,039,068	—	2,076,606	—

Total operating expenses	5,820,898	3,698,662	12,984,958	5,261,245

Earnings Before Interest and Tax	799,965	(3,156,972)	(608,535)	(4,493,601)

Interest income	3,565	57,522	12,635	85,660

Interest expense	279,581	2,543	375,347	10,191

Profit/(Loss) before income taxes	523,949	(3,101,993)	(971,247)	(4,418,132)

Income taxes	—	—	—	—

Net Profit/(Loss)	523,949	(3,101,993)	(971,247)	(4,418,132)

Basic and diluted earnings per share	0.02	(0.17)	(0.04)	(0.31)

Weighted average number of shares used in calculation of basic and diluted earnings per share	24,590,012	18,255,000	22,518,996	14,351,449

The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC. AND SUBSIDIARIES
Consolidated statements of cashflow (unaudited)

	3 month	3 month	9 month	9 month
	period ended	period ended	period ended	period ended
	Sep 30, 2001	Sep 30, 2000	Sep 30, 2001	Sep 30, 2000
	$	$	$	$

Cashflow

NetProfit/(Loss)	523,949	(3,101,993)	(971,247)	(4,418,132)

Depreciation of plant and equipment	194,041	139,671	536,475	215,105

Amortization of goodwill	1,039,068	—	2,076,606	—

Stock compensation expense	10,641	—	24,829	—

Interest paid via issuance of stock	186,137	—	270,516	—

(Increase) in trade accounts receivable, amounts due from officers and employees and prepaid expenses	(177,299)	(261,161)	(145,417)	(445,730)

Increase in amounts payable and accrued liabilities, deferred revenue, amounts due to officers and directors, accrued salaries and wages and other current liabilities	141,543	958,567	533,272	1,461,333

Net cash provided by / (used in) operating activities	1,918,080	(2,264,916)	2,325,034	(3,187,424)

Cash flows used in investing activities :

Cash acquired with Kiss.com, Inc	—	—	49,483	—

Costs associated with the acquisition of Kiss.com	(25,334)	—	(520,216)	—

Website development	—	—	(128,285)	—

Capital expenditure	(46,383)	(1,220,153)	(224,366)	(1,528,083)

Net cash used in investing activities	(71,717)	(1,220,153)	(823,384)	(1,528,083)

Cash flows used in financing activities :

Repayment of capital lease obligations	(32,538)	(20,599)	(80,509)	(68,170)

Loan note repayment	(796,305)	—	(896,305)	—

Proceeds from issuance of common stock	—	—	—	7,635,580

Exchange difference proceeds from issuance of common stock	—	—	—	9,665

Net cash used in financing activities	(828,843)	(20,599)	(976,814)	7,577,075

Net increase/(decrease) in cash and cash equivalents	1,017,520	(3,505,668)	524,836	2,861,568

Cash and cash equivalents at beginning of period	957,682	6,419,653	1,450,366	52,417

Cash and cash equivalents at end of period	1,975,202	2,913,985	1,975,202	2,913,985

Noncash Investing and Financing Activities

The Company purchased all of the outstanding shares of Kiss.com via the issuance of 6,249,998 shares of its common stock, along with notes payable in an aggregate principal amount of $5,000,000.

The accompanying notes are an integral part of these financial statements.

UDate.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, September 30, 2001 (unaudited)

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

In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements contain all material adjustments consisting only of normal recurring adjustments necessary to present fairly the consolidated financial position, the consolidated results of operations, the changes in stockholders’ equity and cash flows of uDate.com, Inc., a Delaware corporation (the “Company”), and subsidiaries for the interim periods presented.

The results of the three months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on April 2, 2001, as amended by the Company’s Forms 10-KSB/A filed with the Commission on April 30, 2001 and July 11, 2001, the Company’s Form 10-QSB filed with the Commission on May 15, 2001 and the Company’s Form 10-QSB filed with the Commission on August 1, 2001.

NOTE 2. NATURE OF BUSINESS

The Company’s operations, which are all within the Internet dating segment, are split across two entities :

—	uDate.com Ltd. (“uDate-UK”), which is a United Kingdom (“UK”) based company providing Internet dating services on a global basis.

—	Kiss.com, Inc. (“Kiss.com”), which is a Delaware corporation also providing Internet dating services on a global basis.

On March 29, 2001, the Company acquired Kiss.com for a consideration of approximately $19.1 million, consisting of 6,249,998 shares of the Company’s common stock and notes with an aggregate principal amount of $5,000,000.

The results of operations for the Company include the operating results for both uDate-UK and Kiss.com for the whole of the three months ended September 30, 2001.

Revenues are derived principally from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Web sites’ private e-mail and messaging services.

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

In respect of the $5,000,000 notes payable, $100,000 was repaid in March 2001 and $796,305 was repaid during the three months ended September 30, 2001. The principal balance of the notes outstanding as of September 30, 2001 is $4,103,695. The Company is required to repay to the noteholders an amount equal to 20% of the Company’s gross Internet dating revenues on a monthly basis. Any balance outstanding is payable in full on the completion of any Company financing.

Interest is payable on the notes at a rate of 7% per annum from July 1, 2001. In addition, until the notes are repaid, the Company shall issue and deliver to each noteholder a certificate or certificates representing that number of shares of the Company’s common stock equal to two percent (2%) of the aggregate principal amount of such person’s note that is unpaid as of the end of the month then-ended, divided by the greater of (i) $2.00 per share and (ii) the Average Price (as such term is defined in the notes).

A summary of the purchase price for the acquisition is as follows:

Stock	$14,107,138

Notes payable	$5,000,000

$19,107,138

Direct acquisition costs	$523,216

Total purchase price	$19,630,354

The purchase price was initially allocated as follows:

Current assets acquired		$78,578

Equipment		$206,492

Non-current assets acquired		$41,342

Liabilities	(	$ 1,456,289)

Goodwill		$20,760,231

Total		$19,630,354

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

In connection with the acquisition of Kiss.com, the Company incurred approximately $523,000 in acquisition-related expenditures for professional and other costs. As of September 30, 2001, approximately $520,000 of these costs have been paid. The remaining costs will be paid during the fourth quarter of 2001.

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

	Nine months ended September, 30

	2001	2000

	(unaudited)	(unaudited)

Total revenue	$13,870,989	$3,235,802

Net loss	$(2,557,364)	$(8,610,526)

Net loss per share – basic and diluted	$(0.10)	$(0.42)

Amortization of goodwill included in both periods above is $3,112,611.

NOTE 4. LIQUIDITY

As of September 30, 2001, the Company had $1,975,202 of cash. The Company believes that its current cash balance, together with its projected operating results and cash flows, will be sufficient to meet its liquidity needs for the next 12 months and, accordingly, has prepared its financial statements assuming that the Company will continue as a going concern. Notwithstanding this, however, the Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company’s historical operating results.

In order to obtain additional funds in the future, the Company may need to seek additional equity capital, which would be dilutive to current stockholders.

The Company has a liability of approximately $4.1 million outstanding in respect of the notes payable issued on the acquisition of Kiss.com. This is repayable on a monthly basis from July 31, 2001, based on a percentage of dating revenue, or in full on the raising of finance by the Company.

On the basis of the actual position as at September 30, 2001 and forecasts through 2001, the Company anticipates that it will be able to fund its operating expenses and required debt service payments in 2001 with the cash flow from its operations.

NOTE 5. EARNINGS PER SHARE

Basic earnings (loss) per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding the effect of any dilutive potential common stock. Diluted EPS reflects the potential dilution in the earnings of an entity that could occur as a result of any potential common stock outstanding during the period. For the periods presented herein, basic EPS is the same as diluted EPS since (i) the Company reported a net loss for each period reported upon other than the three months ended September 30, 2001 and (ii) for the three months ended September 30, 2001, applying the treasury stock method, the outstanding options are anti-dilutive (i.e., 6,670,000 potential common shares related to employee stock options and 787,550 potential common shares related to other options and warrants were excluded from the EPS calculations, since their impact was anti-dilutive).

NOTE 6. SHARE OPTION AGREEMENTS

The Company has granted stock options to certain officers and employees of the Company as follows:

(i)	To purchase 1,000,000 shares of common stock at an exercise price of $7.50 per share. 50% of the options vest on May 23, 2001 and 50% vest evenly over the following twelve months. These options expire on May 22, 2010 if not exercised.

(ii)	To purchase 200,000 shares of common stock at an exercise price of $7.50 per share. 25% of the options vested on October 16, 2001 and 75% vest evenly over the following 24 months. These options expire on October 2, 2010 if not exercised.

(iii)	To purchase 850,000 shares of common stock at an exercise price of $1.88 per share. 25% of the options vested on February 12, 2001 and 75% vest evenly over the following 24 months. These options expire on February 11, 2011 if not exercised.

(iv)	To purchase 150,000 shares of common stock at an exercise price of $1.88 per share. 10% of the options vested on February 12, 2001 and 90% vest evenly over the following 24 months. These options expire on February 11, 2011 if not exercised.

(v)	To purchase 190,000 shares of common stock at an exercise price of $1.88 per share. The whole of these options vest evenly over the 24 months following February 12, 2001. These options expire on February 11, 2011 if not exercised.

(vi)	To purchase 280,000 shares of common stock at an exercise price of $1.88 per share. 40% of the options vested on March 29, 2001 and 60% vest evenly over the following 15 months. These options expire on March 28, 2011 if not exercised.

(vii)	To purchase 520,000 shares of common stock at an exercise price of $1.94 per share. 25% of the options vested on March 29, 2001 and 75% vest evenly over the following 24 months. These options expire on March 28, 2011 if not exercised.

(viii)	To purchase 80,000 shares of common stock at an exercise price of $1.94 per share. 25% of the options vested on March 29, 2001 and 75% vest evenly over the following 36 months. These options expire on March 28, 2011 if not exercised.

(ix)	To purchase 2,785,000 shares of common stock at an exercise price of $1.50 per share. 700,000 of the options vested on July 1, 2001 and the remainder vest at the rate of 521,250 shares on each of the six month anniversaries of July 1, 2001 until fully vested. These options expire on June 30, 2011 if not exercised.

(x)	To purchase 15,000 shares of common stock at an exercise price of $1.88 per share. The options vest at the rate of 3,750 shares on each of the six month anniversaries of July 1, 2001 until fully vested. These options expire on June 30, 2011 if not exercised.

(xi)	To purchase 600,000 shares of common stock at an exercise price of $1.94 per share. The options vest at the rate of 150,000 shares on each of the six month anniversaries of July 1, 2001 until fully vested. These options expire on June 30, 2011 if not exercised.

Stock option activity during the periods indicated is as follows:

		Weighted average
	Number of shares	exercise price

Balance at March 1, 1999 and March 1, 2000	—	—

Granted	1,200,000	$7.50

Balance at December 31, 2000	1,200,000	$7.50

Granted	2,070,000	$1.90

Balance at March 31, 2001	3,270,000	$3.95

Granted	—	—

Balance at June 30, 2001	3,270,000	$3.95

Granted	3,400,000	$1.58

Balance at September 30, 2001	6,670,000	$2.74

NOTE 7. SIGNIFICANT ACCOUNTING POLICIES

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company has adopted the provisions of Statement 141, and is required to adopt the provisions of Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

The Company has not yet completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. Prior to this allocation, as of the date of adoption, the Company expects to have unamortized goodwill in the amount of $17,646,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $nil and $2,076,606 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Statement of Accounting Standard number 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, will be effective for the Company for the year commencing 1 January, 2003. The Company does not expect the standard to have a material effect on its financial statements.

Statement of Accounting Standard number 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, will be effective for the Company for the year commencing 1 January, 2002. The Company does not expect the standard to have a material effect on its financial statements.

NOTE 8. SHAREHOLDERS’ EQUITY

UDATE.COM, INC. AND SUBSIDIARIES
Statement of Shareholders’ Equity and Other Comprehensive Income
Year ended March 1, 2000, 10 months ended December 31, 2000, 3 months ended March 31, 2001, 3 months ended June 30, 2001 and 3 months ended September 30, 2001

					Accumulated
					other	Total
	Number	Common	Additional	Retained	comprehensive	stockholders'
	of shares	stock	capital	earnings	income	equity
		$	$	$	$	$
Balances at March 1, 1999	10,711,835	167	—	(213,875)	(2,895)	(216,603)

Net loss for the year	—	—	—	(292,213)	—	(292,213)

Cumulative translation adjustment	—	—	—	—	19,575	19,575

Comprehensive net loss						(272,638)

Balances at March 1, 2000	10,711,835	167	—	(506,088)	16,680	(489,241)

Net loss for the 10 month period	—	—	—	(6,202,691)	—	(6,202,691)

Cumulative translation adjustment	—	—	—	—	24,913	24,913

Comprehensive net loss						(6,177,778)

Shares issued in connection with :

Warrants and options granted to non-employees for services	—	—	451,423	—	—	451,423

Offer to new investors in uDate.com Limited	213,165	—	223,880	—	—	223,880

Reverse Acquisition and Share reorganization	7,330,000	18,088	7,287,854	—	—	7,305,942

Balances at December 31, 2000	18,255,000	18,255	7,963,157	(6,708,779)	41,593	1,314,226

Net (loss) for the 3 month period	—	—	—	(396,345)	—	(396,345)

Warrants and options granted to non-employees for services	—	—	3,547	—	—	3,547

Shares issued in connection with :

Acquisition of Kiss.com	6,249,998	6,250	14,100,888	—	—	14,107,138

Balances at March 31, 2001	24,504,998	24,505	22,067,592	(7,105,124)	41,593	15,028,566

Net (loss) for the 3 month period	—	—	—	(1,014,472)	—	(1,014,472)

Warrants and options granted to non-employees for services	—	—	10,641	—	—	10,641

Balances at June 30, 2001	24,504,998	24,505	22,078,233	(8,119,596)	41,593	14,024,735

Net profit for the 3 month period	—	—	—	523,949	—	523,949

Warrants and options granted to non-employees for services	—	—	10,641	—	—	10,641

Shares issued in connection with :

Loan note interest following the acquisition of Kiss.com	135,259	135	186,002	—	—	186,137

Balances at September 30, 2001	24,640,257	24,640	22,274,876	(7,595,647)	41,593	14,745,462

Special Note Regarding References

References in this Quarterly Report on Form 10-QSB to www.udate.com, www.kiss.com, any variations of the foregoing, or any other uniform resource locator, or URL, are inactive textual references only. The information on uDate’s website, Kiss’ website and any other website is not incorporated by reference into this Quarterly Report on Form 10-QSB and should not be considered to be a part of this document.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

This report includes forward-looking statements. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Forward-looking statements in this report include:

—	forecasts of the growth of our market, and our ability to capitalize on such growth;

—	statements regarding our profitability and growth strategy; and

—	statements regarding our future revenues, our expense levels and our liquidity and capital resources.

Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. For a discussion of factors that could cause actual results to differ, please see the discussion under “Risk Factors” contained in this report. Any forward-looking statements in this report represent our views as of the date of this report, and we disclaim any duty to update these statements, even if subsequent events cause our views to change.

Any of such statements and this discussion should be read in conjunction with the Company’s unaudited consolidated financial statements included herein, the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on April 2, 2001, as amended by the Company’s Forms 10-KSB/A filed with the Commission on April 30, 2001 and July 11, 2001, the Company’s Forms 10-QSB filed with the Commission on May 15, 2001 and August 1, 2001, the Company’s Form 8-K concerning the agreement to acquire Kiss.com, Inc. (“Kiss.com”) filed with the Commission on February 20, 2001, the Company’s Form 8-K concerning the acquisition of Kiss.com filed with the Commission on April 6, 2001, and the Company’s Form 8-K/A concerning the acquisition of Kiss.com filed with the Commission on June 12, 2001.

In this report, the “Company”, “we”, “us” and “our” refer to uDate.com, Inc., a Delaware corporation.

OVERVIEW

uDate.com, Inc. is an Internet business that provides on-line personals, matchmaking and private communication facilities for people looking to start new friendships. The Company provides a global service through two leading brands: uDate.com (“uDate”) and Kiss.com (“Kiss”).

The uDate and Kiss Web sites enable members to register free of charge and build a personal profile, including detailed demographic data, photographs and a personal description. Registered members may visit and use the Web sites at any time to search the database of members to find people they might like to meet. A wide range of tools are provided that enable registered members to find potential friends. These include:

•	Who’s On – a list of members who are logged on and active on the Web site at that moment in time;

•	Match – a user-driven tool that enables members to search the entire membership database using up to 33 elements of demographic and psychographic criteria. A range of Matches are supported, including 1-Way, 2-Way, Online Users and New Users;

•	Encounters – a list of users who have shown an interest in the user’s profile, along with the type of interest shown;

•	My uDate / Kiss – a summary of the user’s profile with useful hints and tips on how to get noticed. This feature also provides a number of useful lists of members who may be of interest to the user;

•	Gallery – a summary of users with new or revised photographs; and

•	E-mail prompts – all members are provided with system-generated e-mail prompts and alerts about new or matching members that may be of interest.

Both the uDate and Kiss Web sites utilize a pay only to communicate business model. Members may subscribe to enable unlimited communication with other paying members. Subscription plans are available for periods of 5 days, 1 month, 3 months, 6 months and 12 months. A one month subscription currently costs $24.95.

Paying members have access to two communication features:

•	Whispers – an integrated instant-messaging product which enables members to hold up to 30 real-time, discreet one-on-one conversations with other members; and

•	Private E-mail – an HTML-based private e-mail system.

As of September 30, 2001, the uDate and Kiss Web sites collectively had in excess of 6 million registered users and over 156,000 paying subscribers.

Free memberships do not have a fixed duration or term and may be cancelled by the member at any time.

REVENUES

The Company’s revenues are derived from the sale of membership subscriptions to registered members. Membership subscription provides paying members with the ability to correspond with other members using various channels of communication. Subscription plans are available allowing communication for varying periods. These subscription plans generally renew automatically, into a one-month payment plan, upon the expiration of the subscription period.

SUBSCRIPTIONS

The Company’s primary goal is to achieve sustainable growth in its subscriber base. In the three months ended September 30, 2001 uDate increased its number of subscribers from 53,758 as at June 30, 2001 to 75,707; an increase of 41%. In the same period Kiss increased its number of subscribers from 65,623 at June 30, 2001 to 80,957; an increase of 23%. Growth in subscribers in the period for the Company as a whole was, therefore, 31%.

REORGANIZATION AND CONSOLIDATION

udate.com’s Web site includes many extensive “matchmaking” features which enable members to spend less time identifying potential partners and more time corresponding —an activity requiring payment. Members are able to run “two-way” matches against the uDate’s 2.5 million-member database or focus the match on those currently online – exceeding 5,000 users at peak times. Online matches provide members with the opportunity to seize the moment, and make contact with matching members using uDate’s instant messaging feature known as “Whispers”. These features were designed to encourage non-paying members to take advantage of the full benefits of the web site and to purchase a subscription.

Kiss.com, one of the longest established businesses in the on-line matchmaking space, was acquired by the Company in March 2001. In comparison to uDate, Kiss developed as a picture personals service, providing users with the opportunity to post a personal advertisement, and manually search a large database of profiles, many with pictures. Since its inception, Kiss has relied on traditional e-mail (known as KissMail) to enable members to communicate

In October 2001, the Company announced a plan of reorganization and consolidation to maintain the two existing brands but to replace the existing Kiss application with a new application based on the uDate operating platform enabling members to run “two-way” matches against the Kiss member database or focus the match on those currently online using an instant messaging feature. These features are designed to encourage non-paying members to take advantage of the full benefits of the Web site and to purchase a subscription.

This plan involves the consolidation of the Kiss.com Web site onto uDate’s central operating platform, hosted at the Company’s Secaucus, New Jersey data center. This will enable the Company to consolidate substantially all of its technical, operational, customer support, and marketing functions in its UK Head Office, and close the Kiss office in Seattle, Washington. This restructuring is ongoing and is expected to be completed during the fourth quarter of 2001.

The Company plans to maintain both the Kiss and uDate brands in the foreseeable future and continues to promote both brands using its advertising partners.

Following the launch of the new Kiss application, there was an immediate improvement in the conversion of Kiss registered members to paying members, resulting in record new payments for Kiss.com. As with any program of change, however, the launch of the new Kiss application has given rise to a number of complaints from a portion of existing Kiss users. These complaints came predominantly from long-term users of Kiss and are due to the increase in complexity of the new application. The Company is and will continue to make efforts to address these issues.

PROFITABILITY AND GROWTH STRATEGY

It is the Company’s belief that Internet dating has the potential to generate significant profitability. In the three months ended September 30, 2001, the Company was able to report a net profit, including a charge of $1,039,068 for the amortization of goodwill following the acquisition of Kiss. The performance of the Company resulted from the continued pursuit of its profitability strategy, which comprises two key initiatives:

—	increasing membership of uDate and Kiss while contemporaneously reducing new member acquisition costs by entering into partnership deals with key Web properties.

—	growing membership subscription revenues by (i) improving the rate of conversion of non-paying members to paying subscribers, and (ii) increasing the average life of each subscriber.

The Company also believes that it can generate further growth by acquisition and will continue to pursue opportunities to acquire existing on-line personals businesses to capitalize on brand, membership and subscriber bases without significantly increasing the Company’s cost base. While the Company is receptive to making further acquisitions, opportunities will be weighed against the Company’s resources, the price sought by sellers and management’s belief as to the expected benefits from any such acquisition. The Company currently has no agreements or understandings with respect to any such acquisitions.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,2001 AND SEPTEMBER 30, 2000

The acquisition of Kiss.com was completed on March 29, 2001. Accordingly, the results of operations for the nine months ended September 30, 2001 include six months of operating results of both uDate-UK and Kiss.com.

Unless specifically discussed below, there were no material changes from period to period in line items of the financial statements, other than those changes arising from the inclusion of the results of operations of Kiss.com for the three and nine months ended September 30, 2001. In addition, unless specifically discussed below, there are no seasonal aspects that had a material effect on the Company’s financial conditions or results of operations.

REVENUES

Total revenues for the three months ended September 30, 2001 were $6,620,863 compared to $541,690 for the three months ended September 30, 2000 and $4,217,129 for the three months ended June 30, 2001. Total revenues for the nine months ended September 30, 2001 were $12,376,423 compared to $767,644 for the nine months ended September 30, 2000.

Revenues for the third quarter of 2001 therefore show an increase of 57% over the previous quarter. This reflects the continued growth in members and subscribers of both: (i) uDate, which returned revenues of $3,328,835 for the third quarter of 2001, an increase of 84% over the second quarter, and (ii) Kiss, which returned revenues of $3,292,028 for the third quarter of 2001, an increase of 37% over the second quarter.

Membership revenues for the three months ended September 30, 2001 made up 99.8% of total revenues returned in the quarter.

The growth in membership revenues achieved during the third quarter of 2001 as compared to the second quarter of 2001 was due to (i) the continued greater awareness of the uDate and Kiss Web sites as a consequence of targeted marketing activities; (ii) an increase in the rate of conversion of registered members to paying subscribers, and (iii) an increase in the average life of membership arising from improvements in the uDate Web products and from the impact of automatic renewal of the members’ subscriptions upon the expiration of the subscription period. The automatic renewal process was introduced on the uDate Web site on May 23, 2001.

No barter advertisements were displayed on either Web site during the three months ended September 30, 2001.

SALES AND MARKETING EXPENSE

Total sales and marketing expenses for the three months ended September 30, 2001 were $2,172,926 compared to $2,078,674 for the three months ended September 30, 2000 and $1,644,882 for the three months ended June 30, 2001. Total sales and marketing expenses for the nine months ended September 30, 2001 were $4,696,385 compared to $2,898,215 for the nine months ended September 30, 2000.

Sales and marketing expenses for the third quarter of 2001 therefore show an increase of 32% over the previous quarter.

Advertising through on-line media contributed to the majority of the 1,450,287 new registered members who joined in the third quarter of 2001, an increase of 35% over the previous quarter.

Sales and marketing expense continues to be predominantly for on-line media. The Company has strategic contracts in place with key Web properties including portals, alumni networks, search engines, internet service providers, newspaper and television company portals and a widespread affiliate network.

GENERAL AND ADMINISTRATIVE EXPENSE

Total general and administrative expenses for the three months ended September 30, 2001 were $2,414,863 compared to $1,480,317 for the three months ended September 30, 2000 and $2,349,155 for the three months ended June 30, 2001. Total general and administrative expenses for the nine months ended September 30, 2001 were $5,675,492 compared to $2,147,925 for the nine months ended September 30, 2000.

General and administrative expenses for the third quarter of 2001 therefore show an increase of 3% over the previous quarter.

Significant components of general and administrative expense in the nine months ended September 30, 2001 include a) wages and salaries of $2,597,837, b) legal, professional, accounting and consultancy fees of $1,359,891, c) bank and transaction charges of $509,781, and d) Internet Service Provider charges of $461,797.

In October 2001, the Company announced plans for the consolidation of the Kiss business which include: a) the launch of a new Kiss Web site using the uDate platform, to be hosted at the existing uDate data center located in Secaucus, New Jersey; b) the migration of all Kiss users onto the new Kiss Web site; c) the transfer of all Kiss data to uDate’s central database housed in Secaucus, New Jersey; d) the consolidation of substantially all internet dating operations, including finance, technical development, customer services and marketing, to the Company’s Head Office in England; and e) the closure of Kiss’ office in Seattle, Washington with the loss of 23 jobs.

The consolidation plan is being implemented and is expected to be completed during the fourth quarter of 2001, and as a result the Company expects to incur costs, predominantly related to the elimination of redundancies and associated legal fees. On completion of this consolidation, the Company believes it will have established an acceptable level for its fixed cost base, which should remain relatively fixed in respect of the existing operations.

DEPRECIATION EXPENSE

Depreciation expense during the three months ended September 30, 2001 totaled $194,041, compared to $139,671 for the three months ended September 30, 2000. This represents an increase of 39% and is a result of the significant capital expenditure undertaken by the Company to continue to build its server farm, housed in Secaucus, New Jersey.

AMORTIZATION OF GOODWILL

Amortization of goodwill relating to the acquisition of Kiss.com amounts to $1,039,068 for the three months ended September 30, 2001.

Goodwill will be amortized on a straight line basis over its estimated useful life of five years.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company has adopted the provisions of Statement 141, and is required to adopt the provisions of Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings.

And finally, any unamortized negative goodwill existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

The Company has not yet completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. Prior to this allocation, as of the date of adoption, the Company expects to have unamortized goodwill in the amount of $17,646,000 which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $nil and $2,076,606 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company’s financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

NET PROFIT / LOSS

The overall net profit for the three months ended September 30, 2001 totaled $523,949 compared to a net loss of $3,101,993 for the three months ended September 30, 2000 and net loss of $1,014,472 for the three months ended June 30, 2001. The total net loss for the nine months ended September 30, 2001 was $886,868 compared to a net loss of $4,418,132 for the nine months ended September 30, 2000.

The net profit for the three months ended September 30, 2001 includes amortization of goodwill of $1,039,068 arising from the acquisition of Kiss.com. The net profit before amortization of goodwill for the three months ended September 30, 2001, therefore, amounted to $1,563,017.

The net loss for the three months ended June 30, 2001 includes amortization of goodwill of $1,037,538 arising from the acquisition of Kiss.com. The net profit before amortization of goodwill for the three months ended June 30, 2001, therefore, amounted to $23,066.

The improvement in net profit before amortization of goodwill from $23,066 for the three months ended June 30, 2001 to a net profit before amortization of goodwill of $1,563,017 for the three months ended September 30, 2001 results from continued increased revenues and the maintenance of a relatively fixed cost base.

LIQUIDITY AND CAPITAL RESERVES

At September 30, 2001, the Company’s principal sources of liquidity consisted of cash of $1,975,202, compared to $957,682 as at June 30, 2001.

The Company’s net working capital deficit position decreased to ($4,996,233) at September 30, 2001 from a position of ($6,922,315) at June 30, 2001.

This working capital position includes $4,103,695 in respect of the value of the promissory notes that it is anticipated will be repaid within one year. The Company is required to pay the noteholders an amount equal to 20% of the Company’s gross internet dating revenues on a monthly basis from July 2001, with payments made by the 5th of the following month. Any balance outstanding is payable in full on the completion of any Company financing after June 30, 2001.

Interest is payable on the notes at a rate of 7% per annum from July 1, 2001. In addition, until the notes are repaid, the Company shall issue and deliver to each noteholder a certificate or certificates representing that number of shares of the Company’s common stock equal to two percent (2%) of the aggregate principal amount of such person’s note that is unpaid as of the end of the month then-ended, divided by the greater of (i) $2.00 per share and (ii) the Average Price (as such term is defined in the notes).

During the three months ended September 30, 2001, $796,305 was repaid on the principal amount of the notes.

On the basis of the actual position as at September 30, 2001 and forecasts through 2001, the Company anticipates that it will be able to fund its operating expenses and required debt service payments in 2001 with the cash flow from its operations. Notwithstanding this, however, the Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company’s historical operating results, or may not be obtainable on terms acceptable to the Company.

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

RISK FACTORS

RISKS RELATED TO THE COMPANY’S FINANCIAL CONDITION AND BUSINESS MODEL

THE COMPANY HAS A LIMITED OPERATING HISTORY

The Company was formed in January 1999 in order to provide representation and other services to musical artists such as songwriters and performers. The Company had very limited operations and revenues, and limited business prospects, until May 23, 2000, the date of the acquisition of uDate.com Ltd (“uDate-UK”).

uDate-UK was established in February 1998 to provide high quality introduction, matchmaking, relationship and dating services to Internet users. The Company has changed its business strategy to that of its subsidiary, uDate-UK.

On March 29, 2001, the Company acquired Kiss.com, Inc – a picture personals site.

Due to the limited operating histories of each of the Company and its subsidiaries, it will be difficult for owners of the Company’s securities and persons considering an investment in the Company (collectively, “Investors”) to evaluate the business and prospects of the Company and an investment in the Company. As a new company, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Investors must consider the risks, expenses and uncertainties that an early stage company in new and rapidly evolving markets face. Some of these risks include:

—	ability to sustain historical revenue growth rates;

—	ability to increase brand awareness;

—	managing expanding operations;

—	competition;

—	attracting, retaining and motivating qualified personnel;

—	maintaining current, and developing new, strategic relationships;

—	ability to anticipate and adapt to the changing Internet market and any changes in government regulation;

—	the level of usage of the Internet and traffic to the Company’s Internet sites;

—	continued acceptance of the Company’s products and services;

—	demand for Internet advertising, seasonal trends in advertising sales and the advertising budgeting cycles of individual advertisers;

—	capital expenditure and other costs relating to the expansion of operations;

—	the introduction of new products or services by the Company or its competitors;

—	the mix of the services sold and the channels through which those services are sold;

—	pricing changes; and

—	general economic conditions and specific economic conditions in the Internet industry.

THE COMPANY MAY NOT BE ABLE TO SUSTAIN PROFITABILITY

For the three months ended September 30, 2001 the Company returned a net profit of $523,949. At September 30, 2001, the Company had an accumulated deficit of approximately $7.6 million.

The Company cannot assure investors that it can sustain profitability in the future. If revenues grow at a slower rate than anticipated or decrease, or if spending levels exceed expectations or cannot be adjusted to reflect slower or negative revenue growth, the Company may not generate sufficient revenues to sustain profitability.

QUARTERLY RESULTS MAY FLUCTUATE

Investors should not rely on quarterly operating results as an indication of future results because they are subject to significant fluctuations.

Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the Company’s stock price. Quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the Company’s stock price to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect the Company’s quarterly results include:

—	mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;

—	the demand for, and acceptance of, the Company’s Web sites, products, product enhancements and services;

—	the timing, amount and mix of the Company’s subscription and advertising revenues;

—	changes in general economic conditions;

—	the magnitude and timing of marketing initiatives;

—	the maintenance and development of strategic relationships;

—	the introduction, development, timing, competitive pricing and market acceptance of the Company’s products and services and those of

—	the Company’s competitors;

—	the Company’s ability to manage anticipated growth and expansion;

—	the Company’s ability to successfully integrate acquired operations; and

—	technical difficulties or system downtime affecting the Internet generally or the operation of the Company’s products and services specifically.

As a result of the factors listed above and because the on-line dating and matchmaking market is still immature, making it difficult to predict consumer demand, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause the Company’s stock price to decline.

EXPENSE LEVELS AND CHANGES IN PRICING

The Company’s expense levels are based, in significant part, on its expectations as to future revenues and are therefore relatively fixed in the short term.

The Company’s major expenses continue to be sales and marketing costs, labor costs and technology costs. The Company anticipates that its expenses will increase as its business expands and if it makes further acquisitions. In addition, these costs may still be subject to dynamic and, from time to time, significant variation. If revenues fall below expectations in any quarter and the Company is unable to quickly reduce spending in response, its operating results would be lower than expected and the stock price may fall.

THE COMPANY’S BUSINESS MODEL IS UNPROVEN AND MAY NOT BE ADAPTABLE TO A CHANGING MARKET

If the Company is not able to anticipate changes in the on-line dating and matchmaking market or if the business model is not successful, the Company may not be able to expand the business or to successfully compete with other companies, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s current business model depends on recurring revenues from members who subscribe for the Company’s fee-generating services (“Subscribers”).

Membership revenues depend upon (i) the conversion of new non-paying members to Subscribers; and (ii) existing Subscribers’ renewing their membership for further periods. If current Subscribers decide to discontinue the Company’s service and the Company is unable to replace them with new Subscribers, it is possible that the Company will be required to further adapt its business model in response to additional changes in the on-line dating and matchmaking market or Internet advertising or if the current business model is not successful.

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

The timing, amount, terms and conditions of any additional financing required by the Company may be unattractive to the Company, and such financing may be unavailable. If the Company is able to raise additional funds and does so by issuing equity securities, holders of its common stock may experience significant dilution of their ownership interest and holders of these securities may have rights senior to those of the holders of the Company’s common stock.

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

THE COMPANY WILL ONLY BE ABLE TO EXECUTE ITS BUSINESS MODEL IF USE OF THE INTERNET GROWS AND ITS INFRASTRUCTURE IS ADAPTED TO THAT GROWTH

If Internet usage does not continue to grow, the Company may not be able to meet its business objectives. Increased Internet usage will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high speed modems, for providing reliable Web access and services and improved content. Internet usage may be inhibited by any of the following factors:

—	the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

—	Web sites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet;

—	the Internet industry may not be able to adequately respond to privacy concerns of potential users; and

—	Government regulation may decrease the utility of the Internet for some purposes.

The Company cannot assure investors that the Web infrastructure or Internet industry will be able to effectively respond to the demands placed on the Web by increased numbers of users, frequency of use or increased bandwidth requirements of users.

THE COMPANY MAY NOT BE ABLE TO DEVELOP AWARENESS OF ITS BRAND NAMES

The Company believes that continuing to build and maintain awareness of its brand names is critical to achieving widespread acceptance of its business and to sustain or increase the number of people who use its Web sites. Brand recognition is a key differentiating factor among providers of on-line dating and matchmaking services, and the Company believes it could become more important as competition in its industry increases. In order to maintain and build brand awareness, the Company must succeed in its marketing efforts, provide high quality services and increase the number of members using its Web sites. If it fails to successfully protect, promote, position and maintain its brand names, incurs significant expenses in promoting its brands and fails to generate a corresponding increase in revenue as a result of its branding efforts, or encounters legal obstacles which prevent the continued use of any of its brand names, the Company’s business, results of operations and financial condition could be materially adversely affected.

THE COMPANY MAY NOT BE ABLE TO SUCCESSFULLY INTRODUCE NEW OR ENHANCED PRODUCTS OR SERVICES

The failure of any new or enhanced products and services to achieve market acceptance and generate revenue could result in a material adverse effect on the Company’s revenues. The Company expects to introduce enhanced products and services in order to generate additional revenues, attract and retain more members to its Web sites and respond to competition. Any new or enhanced product or service introduced that is not favorably received could damage the Company’s reputation and the perception of its brand names.

The Company has made some investments in Web advertising and market research products. The Internet advertising market is highly competitive and largely untested. Issues abound concerning privacy of personal information, accuracy of accounting for impressions, click rates and revenues. New technologies are emerging regarding multi-media, targeting, tracking and delivery. It is possible that the Company’s advertising technology may not prove as effective as hoped and could be made obsolete by numerous third parties who may be planning to launch competing products.

COMPETITION COULD CAUSE THE COMPANY DIFFICULTY IN ATTRACTING AND RETAINING REGISTERED MEMBERS AND CONVERTING REGISTERED MEMBERS TO SUBSCRIBERS

The Company expects competition to continue to increase because the market poses no substantial barriers to entry for simple Web-based applications. The Company believes that its ability to compete depends upon many factors both within and beyond its control, including the following:

—	the timing and market acceptance of new solutions and enhancements to existing solutions developed either by the Company or its competitors;

—	customer service and support efforts;

—	sales and marketing efforts; and

—	ease of use, performance, price and reliability of solutions developed either by the Company or its competitors.

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

THE COMPANY MAY LOSE BUSINESS IF IT FAILS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGIES AND CUSTOMER NEEDS

To remain competitive, the Company must continually improve the responsiveness, functionality and features of its products and services and develop other products and services that are attractive to members. If it is unable to timely and successfully develop and introduce new services, products and enhancements to existing products in response to industry’s changing technological requirements, revenues could be materially adversely affected. New Internet-based services, products or enhancements that have been offered or may be offered in the future by the Company may contain design flaws or other defects that could require extensive modifications or result in a loss of client confidence.

THE COMPANY MAY LOSE MEMBERS IF THE CONTENT OF ITS WEB SITES IS NOT ATTRACTIVE TO THEM

The Company’s future growth depends in part on its ability to attract and retain members. This in turn depends in part on its ability to deliver original and compelling content to these members. The Company cannot assure Investors that its content will be attractive to Internet users. It also cannot assure Investors that it will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to its Web sites. Internet users can freely navigate and instantly switch among a large number of Web sites. In addition, many other Web sites offer very specific, highly-targeted content. These sites could have greater appeal than the Company’s Web sites to particular groups within its target audience.

THE COMPANY’S BUSINESS AND GROWTH WILL SUFFER IF IT IS UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL

The Company’s success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect the business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled employees for product development, sales, marketing, and customer service. Competition for such personnel in the Internet industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Management of the Company will also be required to manage growth of the Company in a manner that requires a significant amount of management time and skill. There can be no assurance that the Company will be successful in managing any future growth or that any failure to manage such growth will not have a material adverse effect on the Company’s business, operating results or financial condition.

The Company’s future success depends to a significant degree on the skills, experience and efforts of Melvyn Morris, the Company’s Chief Executive Officer. The loss of the services of Mr. Morris could have a material adverse effect on the Company’s business, operating results and financial condition.

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

The Company’s growth has placed, and its anticipated future growth, combined with the requirements the Company faces as a public company, will continue to place, a significant strain on its management, operations, systems and resources. The Company expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage its workforce. The Company’s success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively —both independently and as a group. It will also need to continue to expand and maintain close coordination among its products and technology, finance and administration and sales and marketing organizations. The Company cannot assure Investors that if it continues to grow, management will be effective in attracting and retaining additional qualified personnel, expanding its physical facilities, integrating acquired businesses or otherwise managing growth. It cannot assure Investors that its information systems, procedures or controls will be adequate to support its operations or that its management will be able to successfully offer its products and services and implement its business plan.

The Company has recently completed the acquisition of Kiss.com. A significant amount of management time has been devoted to ensuring the successful completion of this acquisition, and a significant amount of future time will need to be devoted to ensuring a seamless and efficient integration of Kiss.com. There can be no assurance that the Company will be successful in managing this integration process or the expanded entity as a whole, or that failure to manage these will not have a material adverse effect on the Company’s business, operating results or financial condition.

THE FAILURE TO ESTABLISH AND MAINTAIN AGREEMENTS AND ALLIANCES WITH OTHER WEB PROPERTIES COULD LIMIT THE GROWTH OF THE COMPANY’S BUSINESS

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

THE COMPANY MAY NOT BE SUCCESSFUL IN ITS PLAN FOR INTERNATIONAL EXPANSION

The Company may not be able to successfully execute its business plan in foreign markets. If revenue from international ventures is not adequate to cover its investment in those ventures, total revenues could be materially adversely affected. The Company believes that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important to continue the business’ growth. Future international operations might not succeed for a number of reasons including:

—	difficulties in staffing and managing foreign operations;

—	competition from local dating services and cultural and sociological attitudes toward dating services;

—	operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

—	language and cultural differences;

—	legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

—	taxation issues;

—	unexpected changes in trading policies, regulatory requirements and exchange rates;

—	issues relating to uncertainties of law and enforcement relating to the regulation and protection of intellectual property; and

—	general political and economic trends.

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

—	availability of financing on terms acceptable to the Company;

—	diversion of management’s attention from other business concerns;

—	retention of key personnel of the acquired company;

—	entry into markets in which the Company has little or no direct prior experience;

—	inability to identify and acquire businesses on a cost-effective basis;

—	inability to manage and integrate acquired personnel, operations, services, products and technologies into its organization effectively; and

—	inability to retain and motivate key personnel and to retain the clients or goodwill of acquired entities.

In pursuing acquisitions, the Company may compete with competitors that may be larger and have greater financial and other resources than it has. Competition for these acquisition targets could result in increased prices. In addition, in executing the Company’s acquisition strategy, it may incur expenses without being able to identify suitable acquisition candidates. This could reduce its profitability.

RISKS RELATED TO THE INTERNET AND THE COMPANY’S TECHNOLOGY INFRASTRUCTURE

THE COMPANY’S TECHNOLOGY MAY NOT BE ABLE TO ACCOMMODATE INCREASED WEB SITE TRAFFIC

To support its high level of growth it is critical that the Company scales its Web site operations to support growth and maintain acceptable levels of performance. The Company believes that the process of converting registered members to paying members is highly sensitive to Web site availability, performance, speed of page delivery and database operations. Any catastrophic failure at its facility could prevent it from serving its Web traffic for up to several days, and any failure of one or more of its Internet service providers may adversely affect the network’s performance.

The Company believes that its sites are among the busiest of sites on the Web. As the performance of the Company’s services are enhanced following upgrades, users typically stay on-line longer. This can make capacity planning extremely difficult, giving rise to spikes in demand for services. The long-term scalability of its current technology will be a critical factor as the Company grows.

The Company may experience reduced visitor traffic, reduced revenue and harm to its reputation in the event of unexpected network interruptions caused by system failures. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of the Company’s products and services or a decrease in responsiveness of its services could result in reduced visitor traffic, reduced revenue and could materially adversely affect its reputation and brand. The Company’s servers and software must be able to accommodate a high volume of traffic. The Company has experienced system interruptions in the past, and it believes that these interruptions will continue to occur from time to time in the future.

Any increase in demands on its servers beyond their current capacity will require it to expand and adapt its network infrastructure. If it is unable to add additional software and hardware to accommodate increased demand, it could experience unanticipated system disruptions and slower response times.

The Company’s members may become dissatisfied by any system failure that interrupts its ability to provide its products and services to them or results in slower response times. The Company does not maintain business interruption insurance and its other insurance may not adequately compensate it for any losses that may occur due to any failures in its system or interruptions in its service.

BREACHES OF THE COMPANY’S NETWORK SECURITY COULD BE COSTLY

The Company may be required to expend capital and resources to protect against, or to alleviate, security breaches, which could reduce its profitability. A significant barrier to confidential communications over the Internet has been the need for security. If unauthorized persons penetrate its network security, they could misappropriate proprietary information or cause interruptions in its services. Misappropriation of the Company’s and its members’ proprietary information or interruptions of its services could result in reduced visitor traffic and a loss of members. Computer viruses may cause its systems to incur delays or interruptions, which could reduce demand for its service and damage its reputation. Computer viruses may cause the Company’s systems to incur delays or other service interruptions and could damage its reputation and have a material adverse effect on its business, financial condition and results of operations. The inadvertent transmission of computer viruses could expose it to a material risk of loss or litigation and possible liability.

THE COMPANY’S INTELLECTUAL PROPERTY PROTECTION MAY NOT BE ADEQUATE

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

At this time the Company has not filed any applications for patents, copyrights or trademarks for its technologies. Patents, trademarks and copyrights may become important in the protection of the commercial viability of uDate’s and Kiss’ products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company’s success, therefore, may in part depend on its ability to obtain patents, trademarks and copyrights or licenses to such intellectual property in the future. It is not possible to anticipate the breadth or degree of protection that patents, trademarks and copyrights would afford any product or the underlying technologies. There can be no assurance that any patents, trademarks or copyrights issued or licensed to the Company will not be successfully challenged in the future or that any of the Company’s products will not infringe the patents, trademarks or copyrights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require the Company to enter into costly litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all.

THE COMPANY MAY BE LIABLE AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET

The Company may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on its Web sites and the other sites linked to it. These types of claims have been brought, sometimes successfully, against on-line services in the past. The Company could also be sued for the content that is accessible from its Web sites and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. The Company also offers e-mail services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. The Company’s insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect it against these types of claims. In addition, the Company could incur significant costs in investigating and defending such claims, even if it ultimately is not liable. If any of these events occur, the Company’s revenues could be materially adversely affected.

OTHER RISKS

THE COMPANY MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET WHICH COULD ADVERSELY AFFECT ITS BUSINESS

Legal uncertainties and new regulations could increase the Company’s costs of doing business, require it to revise its products or services, prevent it from delivering its products and services over the Internet or slow the growth of the Internet, any of which could increase the Company's expenses, reduce its revenues or cause its revenues to grow at a slower rate than expected and materially adversely affect its business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. Many areas of law governing the Internet remain unsettled, even in areas where there has been some legislative action. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, the enforcement of online contracts, libel and taxation apply to the Internet. Moreover, the laws and the interpretation of laws concerning the recruiting industry are subject to change.

In addition, an increase in the application of state sales and use taxes on the products and services sold over the Internet or new taxes on Internet access or Internet-based transactions may decrease demand for products and services that the Company sells over the Internet. The U.S. Congress passed legislation in 1998 which limited for three years the ability of states to impose taxes on Internet access or other taxes directed specifically at Internet activities. This moratorium expired on October 21, 2001, and has not yet been renewed by the U.S. Congress. If the moratorium is not renewed, any subsequent imposition of new taxes on Internet-based transactions could adversely affect the Company’s future operating results which could result in a decline in its stock price.

THE COMPANY’S STOCK PRICE MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS

The stock market in general and the market prices of shares in technology companies, particularly those such as the Company which offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These fluctuations are in response to many factors, some of which are largely beyond the Company’s control. These factors include:

—	quarterly variations in results of operations;

—	adverse business developments;

—	changes in financial estimates by securities analysts;

—	investor perception of the Company in particular and on-line matchmaking services in general;

—	announcements by competitors of new products and services; and

—	general economic conditions both in the U.S. and in foreign countries.

Since the Company’s stock price is potentially volatile, it may become subject to securities litigation which is expensive and could result in a diversion of resources. Litigation brought against it could result in substantial costs to it in defending against the lawsuit and a diversion of management’s attention. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Since the Company’s stock price is volatile, it could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on its business and results of operations.

FUTURE SALES OF THE COMPANY’S STOCK MAY NEGATIVELY AFFECT ITS STOCK PRICE

The market price of the Company’s common stock could decline as a result of sales of a large number of shares of the common stock in the market or as a result of sales by its existing stockholders, or the perception that these sales could occur. The Company has and will continue to have a large number of shares of common stock outstanding and available for resale. These sales might make it more difficult for the Company to sell equity securities in the future at a time and at a price that it deems appropriate. Unregistered shares of its common stock currently outstanding are or will become eligible for sale without registration pursuant to Rule 144 under the Securities Act, subject to certain conditions of Rule 144. Certain holders of the common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale.

PART II.
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)       None.

(b)       None.

(c)       On July 5, 2001, August 5, 2001 and September 5, 2001, the Company issued an aggregate of 135,259 shares of common stock to four former stockholders of Kiss.com, Inc. pursuant to notes issued to such former stockholders in connection with the Company’s acquisition of Kiss.com. The Company relied on the exemption provided by Section 4(2) of the Securities Act for this issuance of its common stock. The former stockholders represented their intention to acquire such securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had access to information about the Company to make an informed investment decision. No underwriters were involved in these issuances of securities.

(d)       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

10.1	Contract of Employment, dated December 4, 2000, between the Company and Allan Watson.

10.2	Amendment to Contract of Employment, dated July 13, 2001, between the Company and Allan Watson.

10.3	Amendment to Contract of Employment, dated July 13, 2001, between the Company and Martin Clifford.

10.4	Contract of Employment, dated October 2, 2000, between the Company and Michael Brocklesby.

10.5	Amendment to Contract of Employment, dated July 13, 2001, between the Company and Michael Brocklesby.

(b)       Reports on Form 8-K.

           On August 2, 2001, the Company filed a Current Report on Form 8-K to file under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). No financial statements were filed with this report.

           On August 10, 2001, the Company filed a Current Report on Form 8-K to file under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). No financial statements were filed with this report.

           On September 10, 2001, the Company filed a Current Report on Form 8-K to file under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits). No financial statements were filed with this report.

SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDATE.COM, INC.

Date: October 22, 2001	By:	/s/ Melvyn Morris

Melvyn Morris

Chief Executive Officer

Date: October 22, 2001	By:	/s/ Michael Brocklesby

Michael Brocklesby

Vice President and Chief

Financial Officer (Principal Financial

and Chief Accounting Officer)

EXHIBIT INDEX

Exhibits.

10.1	Contract of Employment, dated December 4, 2000, between the Company and Allan Watson.

10.2	Amendment to Contract of Employment, dated July 13, 2001, between the Company and Allan Watson.

10.3	Amendment to Contract of Employment, dated July 13, 2001, between the Company and Martin Clifford.

10.4	Contract of Employment, dated October 2, 2000, between the Company and Michael Brocklesby.

10.5	Amendment to Contract of Employment, dated July 13, 2001, between the Company and Michael Brocklesby.