Form 10KSB
period 2001-12-31
UDATE COM INC
filed 2002-03-28
CIK 1083652

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2001.
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-32497

UDATE.COM, INC.

(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0835561 (I.R.S. Employer Identification No.)

New Enterprise House St. Helens Street Derby, England (Address of Principal Executive Offices)	DE1 3GY (Zip Code)

+44 (0) 1332 268700

Issuer’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

      The issuer’s revenues for its most recent fiscal year was $20,118,961.

      The approximate aggregate market value of Common Stock held by non-affiliates of the issuer was $30,020,484 based on the closing price of the Common Stock as of March 15, 2002.

      On March 15, 2002, the issuer had outstanding 25,106,663 shares of Common Stock.

      Transitional Small Business Disclosure Format.     Yes ☐          No ☑

ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
PART I
PART II
REPORT OF INDEPENDENT ACCOUNTANTS
Independent Auditors’ Report
UDATE.COM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
UDATE.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
UDATE.COM, INC. AND SUBSIDIARIES STATEMENT OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME 10 month period ended December 31, 2000, and the year ended December 31, 2001
UDATE.COM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASHFLOW
UDATE.COM, INC. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001
PART III
SIGNATURES
EXHIBIT INDEX
Employment Contract Amendment - A Watson
Employment Contract Amendment - M Clifford
Employment Contract Amendment - M Brocklesby
Non-Compete Agreement
Collocation License Agreement
Insertion Order
US Internet Content Distribution Agreement
Merchant Services Agreement
1st Amendment to Subscription Agreement
Letter From Interregnum dated Feb 01, 2002
Letter From Geoffrey Shingles
Invention and Non-Disclosure Agreement
Invention & Non-Disclosure Agreement
Compromise Agreement
Subsidiaries of the Registrant
Consent of KPMG Audit Plc.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

i

      This Annual Report on Form 10-KSB includes forward-looking statements. Any statement in this Annual Report that is not a statement of historical fact may be deemed to be a forward-looking statement. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Forward-looking statements in this Annual Report include:

•	forecasts of the growth of the Company’s market, and its ability to capitalize on such growth;

•	statements regarding the Company’s profitability and growth strategy; and

•	statements regarding the Company’s future revenues, its expense levels and its liquidity and capital resources.

      Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. These factors include those identified under “Management’s Discussion and Analysis or Plan of Operation — Risk Factors” and elsewhere in this Annual Report. Any forward-looking statements in this Annual Report represent the Company’s views as of the date of this Annual Report, and the Company disclaims any duty to update these statements, even if subsequent events cause its views to change. Owners of the Company’s securities and persons considering an investment in the Company should also carefully review the risks outlined in other documents that the Company files from time to time with the Securities and Exchange Commission (the “SEC”), including the Quarterly Reports on Form 10-QSB that the Company will file in 2002.

      uDate.com, Inc. is a Delaware corporation, and its principal executive offices are located at New Enterprise House, St. Helens Street, Derby, England DE1 3GY, and its telephone number is +44 (0) 1332 268700. The Company’s Web site address is www.udate.com. The information on the Company’s Web site is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report. The Company’s Web site address and the Web site address of the Company’s subsidiary Kiss.com, Inc. are included in this Annual Report as inactive textual references only.

      In this Annual Report, the “Company” refers to uDate.com, Inc. and its subsidiaries.

ii

PART I

Item 1.     Description of Business

Overview

      uDate.com, Inc. is an online personals business that provides adults with a secure, effective environment for meeting other adults. The Company provides a global service through two leading Web properties: uDate.com (“uDate”) and Kiss.com (“Kiss”). The Company is a “pure play” Internet business and derives substantially all of its revenues from the sale of paying memberships.

      The Company’s main office is located in Derby, England. The Company’s Web infrastructure, including its server hardware and software application, is housed under a co-location agreement with XO Communications in Secaucus, New Jersey. The uDate and Kiss Web sites are available globally under the uniform resource locators (URLs) www.udate.com and www.kiss.com, respectively. As of February 28, 2002, the Company had approximately 7 million members and 210,000 paying members in more than 50 countries worldwide. The Company’s principal markets are the US, UK and continental Europe.

      The US online personals market has evolved over the last 6 years. Until recently, the market was fragmented but is now consolidating as the main competitors make acquisitions and tie up the major available routes for online personals services to reach large numbers of potential customers by establishing relationships with the major Internet portals, search engines and Internet service providers (or ISPs). The recognised industry leader is Match.com, a subsidiary of Ticketmaster. Other companies competing in the online personals market include Yahoo! Personals, Lavalife.com, Matchmaker.com, Cupidjunction.com, Datingclub.com, Date.com and Americansingles.com.

      The Company attracts customers to its Web sites through its affiliate program and its “integrated content” relationships and by purchasing targeted advertising on select Web sites. Based on an analysis of the sources of traffic to its Web sites, the Company believes that it is attracting a growing proportion of its visitors by reference or word-of-mouth.

      uDate and Kiss members access the Company’s Web sites by Web browsers such as Microsoft’s Internet Explorer and Netscape Navigator. Members interface with the Company’s server hardware and software application, including both Web and database servers, which share information among members and enable instantaneous interaction between members.

      The uDate and Kiss Web sites allow members to register free of charge. Free membership entitles a member to build a personal profile which is visible to other members. The personal profile includes detailed demographic data, photographs and a personal description. Members are able to visit the Web sites at any time and identify other members whom they might like to meet. The Company operates a “pay to communicate” business model. The principal difference between membership generally and paying membership is that paying members may contact other paying members through the uDate and Kiss Web sites and may initiate contact with non-paying members. Non-paying members may not read messages from other members or reply to messages. This Annual Report uses the term “paying member” or “subscriber” to denote a person who has purchased a subscription from the Company and the term “member” or “non-paying member” to denote a person who has not agreed to pay the Company but who has registered with the Company and created a personal profile.

      The Company’s operations are supported by 24 hour customer service. The customer service team receives and responds to members’ inquiries by e-mail.

Services

      The uDate and Kiss Web sites provide a wide range of product features that enable members to find potential friends. These include:

•	Who’s On — a list of members who are logged on and active on the Web site at that moment in time;

•	Match — a user-driven tool that enables members to search the entire membership database using up to 33 elements of demographic and psychographic criteria. A range of Matches are supported, including 1-Way, 2-Way, Online Users and New Users;

•	Encounters — a list of members who have shown an interest in the user’s profile, along with the type of interest shown;

•	My uDate/Kiss — a summary of the member’s profile with useful hints and tips on how to get noticed. This feature also provides a number of useful lists of other members who may be of interest to the user;

•	Gallery — a summary of members with new or revised photographs; and

•	E-mail prompts — all members are provided with system-generated e-mail prompts and alerts about new or matching members who may be of interest.

      Paying members have access to two additional product features that enable them to communicate with other members:

•	Whispers — an integrated instant-messaging product which enables paying members to hold up to 30 real-time, discreet one-on-one conversations with other paying members; and

•	Private E-mail — an HTML-based private e-mail system.

      The Company derives substantially all of its revenues from the sale of paying memberships. Members may subscribe to enable unlimited communication with other paying members and to initiate contact with non-paying members. Subscription plans are available for periods of five days, one month, three months, six months and 12 months. A one month subscription currently costs $24.95. Free memberships do not have a fixed duration or term and may be cancelled by the member at any time.

US Online Personals Market

      The US online personals market is new and growing. To the Company’s knowledge, no independent third party has measured the size of this market. However, according to an April 2001 report by Jupiter Media Metrix, a company that analyzes and measures the impact of the Internet on commerce and marketing, “traffic to online dating services increased significantly in the preceding 12 months”. Based on the Company’s competitor and market analysis and a review of population and demographic statistics published by the US Census Bureau and US Department of Commerce, the Company estimates that approximately 2.5 million people in the US purchased subscriptions from online dating services in 2001.

Competitive Environment

      The Company believes the online personals market is highly competitive. This competition is reflected in, among other things, the acquisitions that have taken place in the market in the last two years and the increasing price of advertising.

      The market for online personals has until recently been fragmented with hundreds of Internet sites attempting to gain market presence. Over the last two years however, some of the larger businesses have made acquisitions. For example, Ticketmaster acquired Match.com and One and Only.com, the Company acquired Kiss.com and Matchnet acquired Socialnet.com.

      The Company believes the major route for online personals services to reach large numbers of potential customers is via arrangements with the main leading online content aggregators, such as portals and ISPs, which are capable of funnelling large numbers of potential paying members to online dating sites. Many of these Internet sites have entered into relatively long-term (12 or more months) agreements with some of the larger online dating services. For example, Match.com provides branded personals content to MSN and AOL, and the Company provides branded personals content to Infospace and Excite. The Company believes this relative lack of opportunities to reach large numbers of potential customers raises the competitive pressure in the online personals market.

      The Company believes that there are competitive advantages associated with having a large number of members and that some new entrants to the online personals market may find it difficult to attract those members cost-effectively. In addition, the Company believes that many of the core features of a successful online personals service, such as 1-way and 2-way matching and instant messaging, are highly database intensive and difficult to scale. Some new entrants, such as Yahoo! Personals, possess their own means to reach large numbers of potential customers, but all new entrants face the challenge of providing prospective members a scalable service with features similar to those offered by more established competitors.

      Match.com, a subsidiary of Ticketmaster, is the largest online personals service. According to Ticketmaster’s filings with the SEC, Match.com had approximately 383,000 subscribers as of December 31, 2001 and revenues of approximately $49.3 million in 2001. The Company’s other main competitors are set out below:

•	Yahoo! Personals

•	Terra Lycos’ Matchmaker.com

•	Matchnet (consisting of JDate.com, Americansingles.com and other Web sites)

•	Lavalife.com

•	Friendfinder.com

•	Cupidjunction.com

•	Datingclub.com

•	Date.com

•	Lovingyou.com

      The Company believes that it competes with other online personals services based primarily on (i) the features of its application, (ii) the appeal, look and feel, and user-friendliness of its application, (iii) the number, range and qualities of its members, and (iv) its market presence. The Company may also face significant competition from services that are free to subscribers, such as Yahoo! Personals.

Customers

      The Company attracts customers to its Web sites through its affiliate program and its “integrated content” relationships and by purchasing targeted advertising. These programs are designed to appeal to persons who have the demographic characteristics that the Company believes makes them more likely to be interested in the Company’s service and to become paying members.

     Affiliate Program

      uDate and Kiss both have an affiliate program that encourages professional Web masters to promote uDate and Kiss across a network of Web sites and direct potential customers to the uDate and Kiss Web sites. Affiliates receive a proportion of the uDate and Kiss revenues generated by the affiliates’ Web sites. Affiliates direct traffic to uDate and Kiss principally through search engine listings and from “Personals Directories” such as Lovesites.com or cupidsnetwork.com. The Company focuses its affiliate program on Web sites capable of delivering meaningful numbers of potential subscribers to the Company’s Web sites. As of December 31, 2001, the Company had approximately 200 affiliates.

     Integrated Content Relationships

      uDate and Kiss have a number of “integrated content” relationships with portals, ISPs and online newspapers, such as Excite.com, Infospace.com, Prodigy, USA Today and Knight Ridder. These relationships normally provide for the Company and the other party to develop jointly an online dating page that is located on the other party’s Web site. This page has the “look and feel” of the other party’s Web site and channels interested users to the Company’s Web sites. The Company typically pays a fee to the other party based on uDate and Kiss revenues generated from the online dating page that is located on the other party’s Web site.

     Targeted Advertising

      The Company buys advertising on a number of different Web properties, including portals, search engines, Web sites dedicated to alumni networks, online “white page” and “yellow page” directories and ISPs. Internet sites on which the Company purchases advertising include MSN, Google.com, Classmates.com and Digital City. Advertising on these sites takes many forms, such as keyword text links and targeted banners.

Operations and Technology

      The Company’s members connect to its Web sites through the Internet. The Company’s members connect to the Internet via ISPs such Prodigy, Earthlink and AOL. By keying www.udate.com or www.kiss.com into the URL field or by simply clicking on a uDate or Kiss Internet advertisement, members are directed to the Company’s server hardware and software application. Members may connect through broadband and narrowband and, at the present time, from personal computers (PCs), Mac and Web TV.

      The Company’s Web and database servers are based in Secaucus, New Jersey, and are hosted under a co-location agreement by XO Communications, which owns an IP Network incorporating Ethernet handoff, XO’s managed routers and XO’s backbone network.

      The Company’s server hardware and software application “Web site” has been designed and developed over the past three years and is capable of supporting 20,000 simultaneous online users.

      The Company estimates that expenses in respect of Web site development incurred in the twelve months ended December 31, 2001 amounted to approximately $128,000 (as compared with a negligible amount for the ten months ended December 31, 2000). This expenditure related to targeted advertising services and was capitalized, as required under EITF 00-2, Accounting for Web site Development Costs, and SOP 98-1. Following the Company’s decision to focus its activities on online matchmaking, this amount was written off in full. Throughout the twelve months ended December 31, 2001, the Company continued to develop and refine its application, but incurred no further Web site development expenses in this period that would require capitalization under EITF 00-2 or SOP 98-1. No research and development costs have been borne directly by customers, and all such costs were expensed as incurred.

      As of December 31, 2001, the Company had 31 full-time employees based in both the US and England. This also represents the total number of employees.

Acquisition of Kiss.com

      On March 29, 2001, the Company acquired Kiss.com, Inc. (“Kiss.com”), a privately held Washington corporation that operated a picture personals service, for the purchase price of 6.2 million shares of its common stock and promissory notes in the aggregate principal amount of $5.0 million. As a result of the acquisition, Kiss.com became a wholly-owned subsidiary of uDate.com, Inc. The acquisition was accounted for under the purchase method of accounting and was valued at approximately $19.6 million, including transaction costs.

      During the fourth quarter of 2001, the Company restructured the operations of Kiss.com by closing its Seattle, Washington office, terminating 22 employees and migrating the online operation of Kiss.com onto the uDate.com application.

      The Company plans to maintain both the Kiss and uDate Web properties for the foreseeable future and continues to promote both brands.

Corporate History

      The Company’s corporate predecessor, Anthem Recording West, Inc., was incorporated in California on January 4, 1999, and was originally organized to provide representation and other services to musical artists such as songwriters and performers. The Company, however, had minimal operations, earnings and business prospects, prior to May 23, 2000. The former management of the Company determined that the business model of the Company was not successful and sought to combine with, or acquire, a new business.

      On May 23, 2000, the Company issued 10,925,000 shares of common stock in exchange for all of the outstanding shares of capital stock of uDate.com Ltd. (formerly Icebreaker Personal Network Ltd.), an English corporation (“uDate-UK”) and its parent company, Internet Investments Inc., a Bahamian corporation (“Internet Investments Inc.”) (the “Share Exchange Transaction”), pursuant to the terms of a Share Exchange Agreement dated as of May 5, 2000 (the “Share Exchange Agreement”). At the consummation of the Share Exchange Transaction, the former sole shareholder of Internet Investments Inc. held approximately 60% of the issued and outstanding shares of common stock of the Company. The Share Exchange Transaction is described, and the Share Exchange Agreement is included, in a Current Report on Form 8-K filed with the SEC on June 9, 2000, as amended by Current Reports on Form 8-K/ A filed with the SEC on August 14, 2000, March 26, 2001, April 4, 2001 and May 2, 2001.

      uDate-UK was formed in February 1998 in England as “Icebreaker Personal Network Ltd.” Internet Investments Inc. was formed in the Bahamas in February 1998. Prior to the Share Exchange Transaction, Internet Investments Inc. owned over 98% of the capital stock of uDate-UK. uDate-UK began commercial operation of its online personals business in February 1999.

      The Share Exchange Transaction also provided the Company with working capital in the amount of $7.5 million through a concurrent private placement of 1.0 million units at $7.50 per unit. Each unit consists of one share of common stock of the Company and a warrant that currently represents the right to purchase one-half of a share of common stock at $10.00 per share.

      Upon completion of the Share Exchange Transaction, the name of the Company was changed to “uDate.com, Inc.”

      On or about February 23, 2001, holders of a majority of the issued and outstanding shares of uDate.com, Inc., a California corporation (“uDate-California”), acting by written consent, approved a proposal to reincorporate uDate-California under the laws of Delaware pursuant to an Agreement and Plan of Merger between uDate-California and the Company (the “Reincorporation”). At the time of the Reincorporation, the Company was a wholly-owned subsidiary of uDate-California. The Reincorporation became effective on March 27, 2001. The Reincorporation did not result in any change in the name, business, management, fiscal year, assets or liabilities, or location of the principal facilities of uDate-California.

Intellectual Property

      The Company has developed technologies that it uses in its business. It relies primarily on a combination of common law trade secret, copyright and trademark protection and contractual provisions to protect its proprietary rights in such technologies.

      At this time the Company has not filed any applications for patents or copyrights for its technologies. The Company has registered trademarks for certain of its key marks and has filed trademark applications for certain others, which are currently under review by the relevant authorities. There can be no guarantee that such applications will be approved. Patents, trademarks and copyrights may become important in the protection of the commercial viability of the Company’s products and the failure to obtain such protection could have an adverse effect on the commercial viability of such products. The Company’s success, therefore, may in part depend on its ability to obtain patents, trademarks, copyrights or licenses to such intellectual property in the future. It is not possible to anticipate the breadth or degree of protection that patents, trademarks or copyrights would afford any product or the underlying technologies.

Dependence on Major Customers

      The Company does not depend on one, or a limited number of, major customers.

Government Approval

      The Company does not need to seek government approval for its principal products or services, and has not sought such approval for any of its products or services.

Risk Factors

      A detailed discussion concerning the risks associated with the Company and its business is contained in this Annual Report under “Management’s Discussion and Analysis or Plan of Operations.”

Item 2.     Description of Property

      The Company leases 4,000 square feet of office premises in Derby, England. The rent is fixed at £39,526 (pounds sterling) per annum (approximately $57,000 at the exchange rate existing on March 1, 2002) and the term of the lease extends for one year, expiring at the end of March 2002. The Company intends to extend the term of the lease for a further 12 months on the existing basis.

      The Company also leases 9,000 square feet of office premises in Seattle, Washington. The rent is fixed at $248,000 per annum and the term of the lease extends until September 30, 2003. The Company currently has a broker engaged to assist it in sub-letting these premises.

      The Company’s server farm is located in Secaucus, New Jersey, and the Company has certain computer hardware related to the Kiss Web site located in a facility in Seattle, Washington.

      The Company also has an arrangement with Regent Business Centers, which provides an address in New York, New York for the sum of $300 per month on a rolling one-month contract.

      The Company is not engaged in real estate activities and therefore does not have investment policies regarding real estate or interests in real estate, investments in real mortgages, and securities of or interests in persons primarily engaged in real estate activities.

Item 3.     Legal Proceedings

      The Company has not been a party to, nor has its property been the subject of, any legal proceedings beyond routine litigation incidental to its business.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.     Market For Common Equity and Related Stockholder Matters

      uDate.com, Inc. common stock is quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol “UDAT.”

      Public trading for the common stock for the period May 23, 2000 to December 31, 2001, via the Over the Counter Bulletin Board, and high and low quarterly bid prices are shown below as reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer medium through Tradeline. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Period	High	Low

Fiscal Year Ended December 31, 2000:
Second Quarter (beginning May 23, 2000)	$6.38	$3.38
Third Quarter	$5.50	$2.69
Fourth Quarter	$5.13	$1.03
Fiscal Year Ended December 31, 2001:
First Quarter	$3.25	$0.81
Second Quarter	$2.05	$1.00
Third Quarter	$1.59	$1.06
Fourth Quarter	$3.59	$1.30

      The Company had approximately 54 stockholders of record as of December 31, 2001.

      The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

      At December 31, 2001, the Company was prohibited from paying dividends by the Promissory Notes dated as of March 29, 2001, in the aggregate initial principal amount of $5.0 million, issued by the Company in connection with its acquisition of Kiss.com (the “Kiss.com Notes”). So long as the Kiss.com Notes are outstanding, the Company may not pay a dividend.

      On June 30, 2001 the Company granted options to certain officers and employees of the Company to purchase 2,785,000 shares of common stock at an exercise price of $1.50 per share. 700,000 of the options vested on July 1, 2001 and the remainder vest at the rate of 521,250 shares on each of the six month anniversaries of July 1, 2001 until fully vested. These options expire on June 30, 2011 if not exercised.

      On June 30, 2001 the Company granted options to a certain employee of the Company to purchase 15,000 shares of common stock at an exercise price of $1.88 per share. The options vest at the rate of 3,750 shares on each of the six month anniversaries of July 1, 2001 until fully vested. These options expire on June 30, 2011 if not exercised.

      On June 30, 2001 the Company granted options to certain employees of the Company to purchase 600,000 shares of common stock at an exercise price of $1.94 per share. The options vest at the rate of 150,000 shares on each of the six month anniversaries of July 1, 2001 until fully vested. These options expire on June 30, 2011 if not exercised.

      The issuance of the option grants described in the preceding three paragraphs were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act as transactions not involving a public offering. Each such option grant was made under the Company’s 2001 Stock Incentive Plan.

      On October 3, 2001, November 5, 2001 and December 5, 2001, the Company issued an aggregate of 90,945 shares of common stock to four former stockholders of Kiss.com pursuant to the Kiss.com Notes. The

Company relied on the exemption provided by Section 4(2) of the Securities Act for this issuance of its common stock. The former stockholders represented their intention to acquire such securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had access to information about the Company to make an informed investment decision. No underwriters were involved in these issuances of securities.

Item 6.     Management’s Discussion and Analysis or Plan of Operations

      The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, those set forth below under “Risk Factors” and elsewhere in this Annual Report.

Overview

      uDate.com, Inc. is an online personals business that provides adults with a secure, effective environment for meeting other adults. The Company provides a global service through two leading Web properties: uDate.com and Kiss.com.

      The uDate and Kiss Web sites allow members to register free of charge. Free membership entitles a member to build a personal profile which is visible to other members. The personal profile includes detailed demographic data, photographs and a personal description. Members are able to visit the Web sites at any time and identify other members whom they might like to meet. The Company operates a “pay to communicate” business model. The principal difference between membership generally and paying membership is that paying members may contact other paying members through the uDate and Kiss Web sites and may initiate contact with non-paying members. Non-paying members may not read messages from other members or reply to messages.

      The uDate and Kiss Web sites provide a wide range of product features that enable members to find potential friends. These include:

•	Who’s On — a list of members who are logged on and active on the Web site at that moment in time;

•	Match — a user-driven tool that enables members to search the entire membership database using up to 33 elements of demographic and psychographic criteria. A range of Matches are supported, including 1-Way, 2-Way, Online Users and New Users;

•	Encounters — a list of members who have shown an interest in the user’s profile, along with the type of interest shown;

•	My uDate/Kiss — a summary of the member’s profile with useful hints and tips on how to get noticed. This feature also provides a number of useful lists of other members who may be of interest to the user;

•	Gallery — a summary of members with new or revised photographs; and

•	E-mail prompts — all members are provided with system-generated e-mail prompts and alerts about new or matching members who may be of interest.

      Paying members have access to two additional product features that enable them to communicate with other members:

•	Whispers — an integrated instant-messaging product which enables paying members to hold up to 30 real-time, discreet one-on-one conversations with other paying members; and

•	Private E-mail — an HTML-based private e-mail system.

      The Company is a “pure play” Internet business and derives substantially all of its revenues from the sale of paying memberships. Members may subscribe to enable unlimited communication with other paying members and to initiate contact with non-paying members. Subscription plans are available for periods of five days, one month, three months, six months and 12 months. A one month subscription currently costs $24.95. Free memberships do not have a fixed duration or term and may be cancelled by the member at any time.

      This Annual Report uses the term “paying member” or “subscriber” to denote a person who has purchased a subscription from the Company and the term “member” or “non-paying member” to denote a person who has not agreed to pay the Company but who has registered with the Company and created a personal profile.

Critical Accounting Policies

      The Company has identified the following as critical accounting policies to the Company: revenue recognition, valuation and impairment of acquired intangible assets and goodwill and realization of deferred tax assets. Critical accounting policies are those accounting policies that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

      The Company derives substantially all of its revenues from the sale of subscriptions, which are sold for subscription periods ranging from five days to 12 months. Paying members purchase subscriptions in advance, and the subscription fee is nonrefundable. The revenue received is deferred and recognized on a straight-line basis over the period of each subscription in accordance with US generally accepted accounting principles. The deferred revenue liability set forth on the Company’s consolidated balance sheets consists of subscription revenue to be earned in the future on subscriptions in existence and paid for at the balance sheet date.

Valuation and Impairment of Acquired Intangible Assets and Goodwill

      The Company recognized intangible assets of $13,957,000 and goodwill of $10,995,499 in connection with its acquisition of Kiss.com on March 29, 2001. The intangible assets consist of Kiss.com’s customer base and the Kiss.com trade name. Goodwill consists of the excess of the purchase price for Kiss.com over the value of the identifiable net assets acquired, including identified intangible assets. The Company is amortizing goodwill on a straight line basis over its estimated useful life of ten years, the Kiss.com trade name on a straight line basis over its estimated useful life of ten years, and the customer base over its estimated useful life of nine months. The Company used a third-party appraiser to determine the fair value and useful economic life of the intangible assets and goodwill acquired pursuant to the acquisition of Kiss.com. The determination of the fair value and useful economic life of the intangible assets is subjective and requires estimates about future cash flows of the Kiss.com business and other factors. These estimates will affect the amount of amortization expense and possible impairment expense that the Company will recognize in future periods.

      In assessing the recoverability of the Company’s intangible assets and goodwill, the Company must make assumptions regarding estimated future cash flows related to these assets and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded. The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, which requires that the Company test its intangible assets and goodwill for impairment at least annually.

Realization of Deferred Tax Assets

      The Company accounts for income taxes using the asset and liability method. Before recognizing deferred tax assets in respect of operating losses, the Company considers its current and forecast operating results. The Company recognizes a deferred tax asset only if the Company considers it more likely than not that the Company will realize the benefits of these deductible differences. Determining the level of future taxable profits is inherently subjective and, to the extent that the Company’s actual results differ from the forecasts, the asset may not be recovered. Based upon the Company’s operating results in the fourth quarter of 2001 and its forecasts for 2002, the Company believes that it is more likely than not that the Company will realize the benefit of the deferred tax asset shown on its balance sheet. As a result, the Company has not taken a valuation allowance at December 31, 2001, and, at December 31, 2001, deferred tax assets in respect of operating losses amounted to $1,309,168 and net deferred tax liabilities amounted to $2,954,781.

Results of Operations

	Q1 2001	Q2 2001	Q3 2001	Q4 2001	Total 2001	2000
	(3 months)	(3 months)	(3 months)	(3 months)	(12 months)	(10 months)

Revenues	$1,538,431	$4,217,129	$6,620,863	$7,742,538	$20,118,961	$1,588,730
Operating expenses
Selling, general and administrative expenses	911,474	2,349,155	2,414,863	4,435,293	10,110,785	3,925,090
Advertising expense	878,577	1,644,882	2,172,926	2,367,561	7,063,946	3,607,923
Depreciation	146,152	196,282	194,041	334,744	871,219	352,335
Amortization of goodwill and intangible assets	—	1,037,538	1,039,068	2,397,782	4,474,388	—

Total operating expense	1,936,203	5,227,857	5,820,898	9,535,380	22,520,338	7,885,348

Earnings before interest and tax	(397,772)	(1,010,728)	799,965	(1,792,842)	(2,401,377)	(6,296,618)
Interest income	3,506	5,564	3,565	6,753	19,388	112,607
Interest expense	2,079	9,308	279,581	229,427	520,395	18,680

Earnings before tax	(396,345)	(1,014,472)	523,949	(2,015,516)	(2,902,384)	(6,202,691)

Income taxes	—	—	—	(2,541,487)	(2,541,487)	—

Net profit/(loss)	$(396,345)	$(1,014,472)	$523,949	$525,971	$(360,897)	$(6,202,691)

      The ten-month accounting period for 2000 arose due to a change in the financial year end of the Company from March 1 to December 31, 2000. The commercial operations of the Company expanded significantly in the year ended December 31, 2001, caused in part by the acquisition of Kiss.com. Due to this significant growth, the Company cautions that the analysis comparing the year ended December 31, 2001 with the ten months ended December 31, 2000 may not be helpful to an understanding of the Company’s business as currently conducted. Therefore, the discussion below focuses primarily on the quarterly results for 2001, as shown above.

Results of Operations for the Year Ended December 31, 2001 and the Ten Months Ended December 31, 2000

      The acquisition of Kiss.com was completed on March 29, 2001. Accordingly, the results of operations for the twelve months ended December 31, 2001 include nine months of operating results of Kiss.com.

      Unless specifically discussed below, there were no material changes from period to period in line items of the financial statements. In addition, unless specifically discussed below there are no seasonal aspects that had a material effect on the Company’s financial condition or results of operations.

     Revenues

      Total revenues for the twelve months ended December 31, 2001 were $20,118,961 compared to $1,588,730 for the ten months ended December 31, 2000, an increase of 1,166%.

      Revenues grew each quarter during fiscal 2001; revenues in the fourth quarter of 2001 increased 17% over the third quarter, revenues in the third quarter of 2001 increased 57% over the second quarter, and revenues in the second quarter of 2001 increased 174% over the first quarter. The migration of the Kiss.com operations onto the uDate.com application enabled the Company to calculate deferred revenue for Kiss.com subscribers on a daily basis beginning in October 2001, as opposed to the monthly basis previously used. This change in the calculation of deferred revenue had the effect of (i) reducing recorded revenues in the fourth quarter by $845,840 and (ii) increasing the amount of deferred revenue shown on the balance sheet as at December 31, 2001 by $845,840.

      The Company believes that the quarterly percentage increases in revenues achieved during the twelve months ended December 31, 2001 are not necessarily indicative of future results.

      Membership revenues for the twelve months ended December 31, 2001 made up 98% of total revenues recorded in the year.

      The continued growth in membership revenues during fiscal 2001 was due to (i) the continued greater awareness of the uDate and Kiss Web sites as a consequence of targeted marketing activities, (ii) an increase in the rate of conversion of members to paying members, and (iii) an increase in the average life of membership arising from improvements in the uDate and Kiss Web products and from the impact of automatic renewal of the members’ subscriptions upon the expiration of the subscription period. The automatic renewal process was introduced on the uDate Web site on May 23, 2001 and was in effect on the Kiss Web site prior to the Company’s March 2001 acquisition of Kiss.com.

      In October 2001, the Company consolidated the operations of the Kiss business, and launched a new Kiss Web site using the uDate platform, hosted at the existing uDate data center located in Secaucus, New Jersey. All Kiss users were migrated onto the new Kiss Web site and the Company experienced an increase in the rate of conversion of members to paying members for the Kiss Web site following this change due to the improvements in the Kiss Web product.

      The Company experienced a seasonal decline in membership revenues in the two weeks prior to Christmas of 2001. The Company expects to experience a similar seasonal decline in revenues in future years.

      During the twelve months ended December 31, 2001, no barter advertisements were displayed on either the uDate or Kiss Web sites.

     Selling, General and Administrative Expense

      Selling, general and administrative expenses during the twelve months ended December 31, 2001 were $10,110,785 compared to $3,925,090 for the ten months ended December 31, 2000, an increase of 158%.

      During the fourth quarter of 2001, the Company restructured the operations of Kiss.com by closing its Seattle, Washington office, terminating 22 employees and migrating the online operation of Kiss.com onto the uDate.com application. As a result, the Company recorded a restructuring charge of $1,439,611 in the fourth quarter of 2001, which is included within selling, general and administrative expenses. The two principal components of this charge were (i) employee costs of $760,714, and (ii) future office rental obligations of $434,086.

      Significant components of selling, general and administrative expense (including Kiss.com restructuring costs) in the year ended December 31, 2001 include (i) wages and salaries of $4,597,357, (ii) legal, professional, accounting and consultancy fees of $2,383,117, (iii) bank and transaction charges of $842,366, and (iv) ISP charges of $856,696.

     Advertising Expense

      Advertising expense for the twelve months ended December 31, 2001 was $7,063,946 compared to $3,607,923 for the ten months ended December 31, 2000, an increase of 96%.

      Advertising expense increased quarter on quarter during fiscal 2001 in line with the expanding operations of the Company. The Company’s cost to acquire a new paying member has remained relatively constant in the year, because the Company continually adjusts its advertising program to reflect its experience and to increase the relative yield of its advertising expense. However, the Company believes that online advertising may become more expensive which may cause its advertising costs to increase in future periods in absolute terms.

      Advertising through online media contributed to the majority of the 2,149,719 new members who joined uDate in the twelve months ended December 31, 2001 and the 2,383,288 new members who joined Kiss in the nine months ended December 31, 2001.

      Advertising expense continues to be predominantly for online media. The Company has a number of “integrated content” relationships with portals, ISPs and online newspapers, and purchases targeted advertising on key Web properties, including portals, Web sites dedicated to alumni networks, search engines and ISPs. The Company also has an affiliate program.

     Depreciation

      Depreciation during the twelve months ended December 31, 2001 totalled $871,219 compared to $352,335 for the ten months ended December 30, 2000, an increase of 147%. This increase was due to capital purchases during 2001 and the acquisition of depreciable assets in connection with the purchase of Kiss.com.

     Amortization of Goodwill and Intangible Assets

      Amortization of goodwill and intangible assets relating to the acquisition of Kiss.com amounts to $4,474,388 for the twelve months ended December 31, 2001.

      The purchase price for the Kiss.com acquisition, including transaction costs, was approximately $19.6 million along with the assumption of liabilities of $5.3 million. Of this, $11.0 million was allocated to goodwill, $2.8 million was allocated to Kiss.com’s customer base and $11.1 million was allocated to the Kiss.com trade name. Goodwill has been amortized in the results for the year on a straight line basis over its estimated useful life of ten years. The Company has adopted Statement of Financial Accounting Standards No. 142, effective January 1, 2002, such that during 2002 goodwill will no longer be amortized but will be reviewed for impairment on an annual basis. The customer base has been amortized over its estimated useful life of nine months. The Kiss.com trade name will be amortized on a straight line basis over its estimated useful life of ten years.

      Amortization of goodwill and intangible assets for the three months ended December 31, 2001 was $2,397,782 compared to $1,039,068 for the three months ended September 30, 2001, an increase of 131%. This increase was due to the completion of the valuation of the intangible assets of Kiss.com.

      The quarterly amortization charge in 2002 will differ materially from the amortization charge recorded in the fourth quarter of 2001, as the Company will only be amortizing the Kiss.com trade name. The Company expects the amortization charge in 2002 will be approximately $279,000 per quarter.

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

      The Company has completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. Unamortized goodwill in the amount of $10,170,837 will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $nil and $824,662 for the ten month period ended December 31, 2000 and the year ended December 31, 2001, respectively.

     Interest

      The principal component of the interest expense during the quarters ended September 30, 2001 and December 31, 2001 is interest due on the Kiss.com Notes, which amounted to $265,036 and $218,374, respectively.

      The quarterly interest charge in 2002 will differ materially from that in the fourth quarter of 2001, as the Company anticipates that it will repay the remaining balance outstanding on the Kiss.com Notes by the end of the quarter ended June 30, 2002.

     Income Taxes

      The deferred tax credit of $2,541,487 in the three months ended December 31, 2001 arose from two areas: (i) the deferred tax liability established on the acquisition of Kiss.com was decreased by $1.1 million, due to amortization of intangible assets following completion of the valuation of intangible assets conducted during the three months ended December 31, 2001, and (ii) $1.4 million is related to the recognition of a deferred tax asset in respect of losses carried forward which are expected to be utilized in 2002.

     Net Loss

      The overall net loss for the twelve months ended December 31, 2001 totaled $360,897 compared to a net loss of $6,202,691 for the ten months ended December 31, 2000.

      The improvement in net loss is a result of the continued growth of the Company’s revenues throughout 2001, the reasons for which are described above, combined with the maintenance of a relatively fixed cost base.

Liquidity and Capital Resources

      At December 31, 2001, the Company’s principal sources of liquidity consisted of cash of $4,325,580 compared to $1,450,366 as at December 31, 2000. The increase in cash is primarily the result of cash generated from operations.

      The Company’s net working capital position decreased to ($2,933,491) at December 31, 2001 from a position of $62,928 at December 31, 2000. This position has improved, however, from ($4,996,233) at September 30, 2001, ($6,922,315) at June 30, 2001 and ($5,839,230) at March 31, 2001.

      Net cash provided by operating activities for the twelve months ended December 31, 2001 was $6,400,755 compared to net cash used in operating activities of $4,709,215 for the ten months ended December 31, 2000. This is a direct consequence of the increased level of activity of the business.

      Net cash used in investing activities for the twelve months ended December 31, 2001 was $1,103,032 compared to $1,433,185 for the ten months ended December 31, 2000. Capital expenditure decreased to $495,846 for the twelve months ended December 31, 2001 from $1,484,108 for the ten months ended December 31, 2000. Web site development expenses amounted to $128,285 for the twelve months ended December 31, 2001 and costs associated with the acquisition of Kiss.com amounted to $528,384.

      Net cash used in financing activities for the twelve months ended December 31, 2001 was $2,422,509 compared to net cash raised in financing activities of $7,576,641 for the ten months ended December 31, 2000. The Company received proceeds from the issuance of common stock of $7,635,580 for the ten months ended December 31, 2000. The Company received proceeds from the issuance of common stock of $77,600 for the twelve months ended December 31, 2001 and made repayments of $2,393,674 on the Kiss.com Notes.

      The Company’s working capital position includes $2,606,326 in respect of the value of the Kiss.com Notes as of December 31, 2001 that it is anticipated will be repaid by the end of the quarter ended June 30, 2002. The Company is required to pay the noteholders an amount equal to 20% of the Company’s gross internet dating revenues on a monthly basis from July 2001, with payments made by the fifth business day of the following month. Any balance outstanding is payable in full on the completion of any Company financing after June 30, 2001.

      Interest is payable on the Kiss.com Notes at a rate of 7% per annum from July 1, 2001. In addition, until the Kiss.com Notes are repaid, the Company shall, on or before the fifth business day of each month, issue and deliver to each noteholder a certificate or certificates representing that number of shares of the Company’s common stock equal to two percent (2%) of the aggregate principal amount of such person’s note that is unpaid as of the end of the month then-ended, divided by the greater of (i) $2.00 per share and (ii) the Average Price (as such term is defined in the Kiss.com Notes).

      During the twelve months ended December 31, 2001, $2,393,674 was repaid on the principal amount of the Kiss.com Notes.

      The Company leases plant and equipment under capital leases that expire over the next three years. The Company is obligated to make the following minimum payments under these capital leases: $96,460 in 2002; $18,689 in 2003; and $1,612 in 2004.

      The Company has an operating lease that expires in 2005. The Company is obligated to make minimum payments under the lease of $5,130 in each of 2002, 2003 and 2004, and $2,565 in 2005.

      The Company is obligated to make payments in 2002 of $680,000 in employee costs. The Company is also obligated to make payments of $248,052 in 2002 and $165,368 in 2003 in future office lease obligations related to the October 2001 restructuring of Kiss.com.

      On the basis of the actual position as at December 31, 2001 and forecasts through 2002, the Company anticipates that it will be able to fund its operating expenses, required debt service payments and anticipated capital expenditures in 2002 with existing cash and the cash flow from its operations, other than any capital expenditures made in connection with any acquisitions or investments. The Company currently has no agreements or understandings with respect to any such acquisitions or investments. The Company’s actual future cash requirements, however, will depend on many factors, including changes in its advertising and technology expenses, costs associated with the development and introduction of new services, and competitive pressures. The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company’s historical operating results, or may not be obtainable on terms acceptable to the Company.

      Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital which would be dilutive to current stockholders.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. These are discussed above under “Amortization of Goodwill and Intangible Assets.”

      Statement of Accounting Standard No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, will be effective for the Company for the year commencing January 1, 2003. The Company does not expect the standard to have a material effect on its financial statements.

      Statement of Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, will be effective for the Company for the year commencing January 1, 2002. The Company does not expect the standard to have a material effect on its financial statements.

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

      uDate-UK was established in February 1998 to provide high quality introduction, matchmaking, relationship and dating services to Internet users. uDate-UK began commercial operation of its Internet dating service in February 1999. The Company has changed its business strategy to that of its subsidiary, uDate-UK.

      On March 29, 2001, the Company acquired Kiss.com, Inc. — a picture personals Web site.

      Due to the limited operating histories of each of the Company and its subsidiaries, it will be difficult for owners of the Company’s securities and persons considering an investment in the Company (collectively, “Investors”) to evaluate the business and prospects of the Company and an investment in the Company. As a new company, the Company faces risks and uncertainties relating to its ability to successfully implement its strategy. Investors must consider the risks, expenses and uncertainties that an early stage company in a new and rapidly evolving market faces. Some of these risks include:

•	ability to sustain historical revenue growth rates;

•	ability to increase brand awareness;

•	managing expanding operations;

•	competition;

•	attracting, retaining and motivating qualified personnel;

•	maintaining current, and developing new, relationships with portals, search engines, ISPs and other Web properties;

•	ability to anticipate and adapt to the changing Internet market and any changes in government regulation;

•	the level of usage of the Internet and traffic to the Company’s Web sites;

•	continued acceptance of the Company’s products and services, including the social acceptance of Internet-based matchmaking and personals services;

•	capital expenditure and other costs relating to the expansion of operations;

•	the introduction of new products or services by the Company or its competitors;

•	the mix of the services sold and the channels through which those services are sold;

•	pricing changes; and

•	general economic conditions and specific economic conditions in the Internet industry.

The Company may not be able to sustain profitability

      For the three months ended September 30, 2001 the Company returned a net profit of $523,949 and for the three months ended December 31, 2001 the Company returned a net profit of $525,971. At December 31, 2001, the Company had an accumulated deficit of approximately $7.0 million.

      The Company cannot assure investors that it can sustain profitability in the future. If revenues grow at a slower rate than anticipated or decrease, or if spending levels exceed expectations or cannot be adjusted to reflect slower or negative revenue growth, the Company may not be able to sustain profitability.

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

      Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact the Company’s stock price. Quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause the Company’s stock price to decline. Investors should not rely on quarter-to-quarter comparisons of results of operations as an indication of future performance. Factors that may affect the Company’s quarterly results include:

•	mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new market;

•	the demand for, and acceptance of, the Company’s Web sites, products, product enhancements and services;

•	the timing and amount of the Company’s subscription revenues;

•	changes in general economic conditions;

•	the magnitude and timing of marketing initiatives;

•	extraordinary events and charges;

•	the maintenance and development of relationships with portals, search engines, ISPs and other Web properties;

•	the introduction, development, timing, competitive pricing and market acceptance of the Company’s products and services and those of the Company’s competitors;

•	the Company’s ability to manage anticipated growth and expansion;

•	the Company’s ability to successfully integrate acquired operations; and

•	technical difficulties or system downtime affecting the Internet generally or the operation of the Company’s products and services specifically.

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

      The Company’s major expenses continue to be selling and marketing costs, labor costs and technology costs. The Company anticipates that its expenses will increase as its business expands and if it makes further acquisitions. In addition, these costs may still be subject to dynamic and, from time to time, significant variation. If revenues fall below expectations in any quarter and the Company is unable to quickly reduce spending in response, its operating results would be lower than expected and the stock price may fall.

The Company’s business model is unproven and may not be adaptable to a changing market

      If the Company is not able to anticipate changes in the on-line personals, dating and matchmaking market or if the business model is not successful, the Company may not be able to expand the business or to successfully compete with other companies, which could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company’s current business model depends on recurring revenues from members who subscribe for the Company’s fee-generating services (“Subscribers”).

      Membership revenues depend upon (i) the conversion of new non-paying members to Subscribers; and (ii) existing Subscribers’ renewing their membership for further periods. The Company may have to change its business model if current Subscribers decide to discontinue the Company’s service and the Company is unable to replace them with new Subscribers. It is possible that the Company will be required to further adapt its business model in response to additional changes in the on-line dating and matchmaking market.

      Additionally, the Company operates on a global basis with members and Subscribers in Europe and Asia, as well as North America. Changes in the economies, trade policies, and fluctuations in interest or exchange rates may have an impact on its future financial results. As the Company continues to operate more globally, seasonality may become an increasing factor in its financial performance.

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

      If the Company obtains additional financing by issuing debt securities, the terms of these securities could limit its flexibility in making business decisions. If additional financing is not available when required or is not available on acceptable terms, the Company may be unable to fund its expansion, successfully promote its brand names, develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business.

The Company will only be able to execute its business model if use of the internet grows and its infrastructure is adapted to that growth

      If Internet usage does not continue to grow, the Company may not be able to meet its business objectives. Increased Internet usage will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high speed modems, for providing reliable Web access and services and improved content. Internet usage may be inhibited by any of the following factors:

•	the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

•	Web sites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet;

•	the Internet industry may not be able to adequately respond to privacy concerns of potential users; and

•	Government regulation may decrease the utility of the Internet for some purposes.

      The Company cannot assure investors that the Web infrastructure or Internet industry will be able to effectively respond to the demands placed on the Web by increased numbers of users, frequency of use or increased bandwidth requirements of users.

The Company may not be able to develop awareness of its brand names

      The Company believes that continuing to build and maintain awareness of its brand names is critical to achieving widespread acceptance of its business and to sustain or increase the number of people who use its Web sites. Brand recognition is a key differentiating factor among providers of on-line personals, dating and matchmaking services, and the Company believes it could become more important as competition in its industry increases. In order to maintain and build brand awareness, the Company must succeed in its marketing efforts, provide high quality services and increase the number of members using its Web sites. If it fails to successfully protect, promote, position and maintain its brand names, incurs significant expenses in promoting its brands and fails to generate a corresponding increase in revenue as a result of its branding efforts, or encounters legal obstacles which prevent the continued use of any of its brand names, the Company’s business, results of operations and financial condition could be materially adversely affected.

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

Competition could cause the Company difficulty in attracting and retaining members and converting members to subscribers

      The Company expects competition to continue to increase because the market poses no substantial barriers to entry for simple Web-based applications. The Company believes that its ability to compete depends upon many factors both within and beyond its control, including the following:

•	the timing and market acceptance of new solutions and enhancements to existing solutions developed either by the Company or its competitors;

•	customer service and support efforts;

•	selling and marketing efforts; and

•	ease of use, performance, price and reliability of solutions developed either by the Company or its competitors.

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

      These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. The Company cannot assure Investors that its competitors will not develop products or services that are equal or superior to its solutions or that achieve greater market acceptance than its solutions. In addition, current and potential competitors are making and are expected to continue to make strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive solutions. Any of these competitors could cause the Company difficulty in attracting and retaining members and converting members to Subscribers and could jeopardize the Company’s existing affiliate program and relationships with portals, search engines, ISPs and other Web properties.

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

The Company may lose members if the content of its Web sites is not attractive to them

      The Company’s future growth depends on its ability to attract and retain members. This in turn depends in part on its ability to deliver original and compelling content to these members. The Company cannot assure Investors that its content will be attractive to Internet users. It also cannot assure Investors that it will be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to its Web sites. Internet users can freely navigate and instantly switch among a large number of Web sites. In addition, many other Web sites offer very specific, highly-targeted content. These sites could have greater appeal than the Company’s Web sites to particular groups within its target audience.

The Company’s business and growth will suffer if it is unable to hire and retain highly skilled personnel

      The Company’s success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect the business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled employees for product development, selling, marketing, and customer service. Competition for such personnel in the Internet industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Management of the Company will also be required to manage growth of the Company in a manner that requires a significant amount of management time and skill. There can be no assurance that the Company will be successful in managing any future growth or that any failure to manage such growth will not have a material adverse effect on the Company’s business, operating results or financial condition.

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

The Company may not be able to effectively manage its expanding operations

      In order to execute its business plan, the Company must continue to grow significantly. If it is not able to expand its operations in an efficient manner, its expenses could grow disproportionately to revenues or its revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on its business, results of operations and financial condition. The Company has recently experienced a period of rapid growth that has placed considerable demands on its managerial, operational, financial and information systems resources. The Company expects to continue to increase the scope of its operations.

      The Company’s growth has placed, and its anticipated future growth, combined with the requirements the Company faces as a public company, will continue to place, a significant strain on its management, operations, systems and resources. The Company expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage its workforce. The Company’s success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively — both independently and as a group. It will also need to continue to expand and maintain close coordination among its products and technology, finance and administration and selling and marketing organizations. The Company cannot assure Investors that if it continues to grow, management will be effective in attracting and retaining additional qualified personnel, expanding its physical facilities, integrating acquired businesses or otherwise managing growth. It cannot assure Investors that its information systems, procedures or controls will be adequate to support its operations or that its management will be able to successfully offer its products and services and implement its business plan.

The failure to establish and maintain agreements and relationships with other Web properties could limit the growth of the Company’s business

      The Company has entered into, and expects to continue to enter into, arrangements with third parties to increase its member base, bring traffic to its Web sites and enhance its brands. If any of the current agreements are terminated, it cannot assure Investors that it will be able to replace the terminated agreement with an equally beneficial arrangement. It also cannot assure Investors that it will be able to renew any of its current agreements when they expire or, if it is able to do so, that such renewals will be available on acceptable terms. It also does not know whether it will be successful in entering into additional agreements or that any relationships, if entered into, will be on terms favorable to the Company.

The Company may not be successful in its plan for international expansion

      The Company may not be able to successfully execute its business plan in foreign markets. If revenue from international ventures is not adequate to cover its investment in those ventures, total revenues could be materially adversely affected. The Company believes that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important to continue the growth of the business. Future international operations might not succeed for a number of reasons including:

•	difficulties in staffing and managing foreign operations;

•	competition from local dating services and cultural and sociological attitudes toward dating services;

•	operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	language and cultural differences;

•	legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

•	taxation issues;

•	unexpected changes in trading policies, regulatory requirements and exchange rates;

•	issues relating to uncertainties of law and enforcement relating to the regulation and protection of intellectual property; and

•	general political and economic trends.

The Company may not be able to successfully make acquisitions of, or investments in, other companies

      The Company expects its growth to continue, in part, by acquiring further complementary businesses, products, services or technologies. It expects to have discussions with companies regarding acquiring, or investing in, their businesses, products, services or technologies. The Company cannot assure Investors that it will be able to identify suitable acquisition or investment candidates. Even if it does identify suitable candidates, it cannot assure Investors that it will be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves numerous risks, including:

•	availability of financing on terms acceptable to the Company;

•	diversion of management’s attention from other business concerns;

•	retention of key personnel of the acquired company;

•	entry into markets in which the Company has little or no direct prior experience;

•	inability to identify and acquire businesses on a cost-effective basis;

•	inability to manage and integrate acquired personnel, operations, services, products and technologies into its organization effectively; and

•	inability to retain and motivate key personnel and to retain the clients or goodwill of acquired entities.

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

The Company is dependent on third parties to process its credit card receipts

      Substantially all of the Company’s paying members purchase subscriptions online using credit cards. The Company uses a third party to process credit card receipts in the US and another third party to process credit card receipts in the UK. Any failure on the part of either third party to process these receipts, whether due to system failure or breach of contractual obligation, could deprive the Company for an indefinite period of time of the funds it requires to operate its business on a daily basis.

Risks Related to the Internet and the Company’s Technology Infrastructure

The Company’s technology may not be able to accommodate increased Web site traffic

      To support its high level of growth it is critical that the Company scales its Web site operations to support growth and maintain acceptable levels of performance. The Company believes that the process of converting members to paying members is highly sensitive to Web site availability, performance, speed of page delivery and database operations. Any catastrophic failure at its facility could prevent it from serving its Web traffic for up to several days, and any failure of one or more of its Internet service providers may adversely affect the network’s performance.

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

      The computer and communications hardware that are used to maintain the Company’s Web sites are located at the Company’s server farm in Secaucus, New Jersey and in a facility in Seattle, Washington. Fire, floods, earthquakes, power loss and similar events could damage or cause interruptions in these systems. The Company does not presently have any secondary “off-site” systems.

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

The Company’s intellectual property protection may not be adequate

      The Company has developed technologies that it uses in its business. It relies primarily on a combination of common law trade secret, copyright and trademark protection and contractual provisions to protect its proprietary rights in such technologies. The Company has not yet obtained federal trademark registrations covering all of its key marks.

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

      There can be no guarantees that claims will not be brought against the Company for infringement of the intellectual property rights of third parties. Defending against intellectual property infringement claims could be time consuming and expensive, and the Company may be liable for infringing on the intellectual property rights of others. If the Company is not successful in defending against these claims, it could be subject to significant damages and court-ordered injunctions which could disrupt its business.

      At this time the Company has not filed any applications for patents or copyrights for its technologies. Patents, trademarks and copyrights may become important in the protection of the commercial viability of uDate’s and Kiss’ products and the failure to obtain enforceable patent, trademark or copyright protection could have an adverse effect on the commercial viability of such products. The Company’s success, therefore, may in part depend on its ability to obtain patents, trademarks and copyrights or licenses to such intellectual property in the future. It is not possible to anticipate the breadth or degree of protection that patents, trademarks and copyrights would afford any product or the underlying technologies. There can be no assurance that any patents, trademarks or copyrights issued or licensed to the Company will not be successfully challenged in the future or that any of the Company’s products will not infringe the patents, trademarks or copyrights of third parties. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require the Company to enter into costly litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all.

The Company may be liable as a result of information retrieved from or transmitted over the Internet

      The Company may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on its Web sites and the other sites linked to it. These types of claims have been brought, sometimes successfully, against on-line services in the past. The Company’s membership database holds confidential information concerning its members, and the Company could be sued if any of that information is misappropriated. The Company could also be sued for the content that is accessible from its Web sites and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. The Company also offers e-mail services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited e-mail or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. The Company’s insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect it against these types of claims. In addition, the Company could incur significant costs in investigating and defending such claims, even if it ultimately is not liable. If any of these events occur, the Company’s revenues could be materially adversely affected.

Other Risks

The Company may become subject to burdensome government regulations and legal uncertainties affecting the Internet which could adversely affect its business

      Legal uncertainties and new regulations could increase the Company’s costs of doing business, require it to revise its products or services, prevent it from delivering its products and services over the Internet or slow the growth of the Internet, any of which could increase its expenses, reduce its revenues or cause its revenues to grow at a slower rate than expected and materially adversely affect its business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures, and foreign governments. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, recruiting and advertising medium. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, privacy, libel and taxation apply to the Internet. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet.

      In addition, any increased taxation of products and services sold over the Internet may decrease demand for products and services that the Company sells over the Internet. Current U.S. federal law prohibits states and localities from imposing any new taxes on Internet access or Internet-based transactions until November 1, 2003. Failure by Congress to renew this legislation and the subsequent imposition of new taxes on Internet-based transactions could adversely affect the Company’s future operating results which could result in a decline in its stock price.

The Company’s stock price may experience extreme price and volume fluctuations

      The stock market in general and the market prices of shares in technology companies, particularly those such as the Company which offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These fluctuations are in response to many factors, some of which are largely beyond the Company’s control. These factors include:

•	quarterly variations in results of operations;

•	adverse business developments;

•	changes in financial estimates by securities analysts;

•	investor perception of the Company in particular and on-line matchmaking services in general;

•	announcements by competitors of new products and services; and

•	general economic conditions both in the U.S. and in foreign countries.

      The trading volume of the Company’s common stock is very low, which further increases the volatility of the Company’s stock price.

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

Item 7.     Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

Independent Auditors’ Report

The Board of Directors and Stockholders

uDate.com, Inc:

      We have audited the accompanying consolidated balance sheet of uDate.com, Inc and subsidiaries (the “Company”) as of December 31, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2001 and for the ten month period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uDate.com, Inc and subsidiaries as of December 31, 2001 and December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2001 and for the ten month period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG AUDIT PLC

Nottingham, England.
31 January, 2002

UDATE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Dec 31, 2001	Dec 31, 2000

ASSETS
Current assets :
Cash	$4,325,580	$1,450,366
Trade accounts receivable	492,303	167,723
Due from officers and employees	79,170	25,067
Prepaid expenses	229,247	348,452
Deferred tax asset	1,309,168	—

Total current assets	6,435,468	1,991,608

Intangible assets
Goodwill	10,995,499	—
Kiss.com trade name	11,143,000	—
Less : Accumulated amortization
Goodwill	824,662	—
Kiss.com trade name	835,725	—

Total intangible assets	20,478,112	0

Plant and equipment
Computer and office equipment	2,665,177	1,765,372
Less : Accumulated depreciation	1,457,172	501,096

Net computer and office equipment	1,208,005	1,264,276

Total assets	$28,121,585	$3,255,884

Current liabilities :
Current portion of obligations under capital leases	$72,002	$70,177
Accounts payable and accrued liabilities	2,013,209	1,156,524
Provision for restructuring costs	929,614	—
Deferred revenue	2,942,462	439,929
Note payable	2,606,326	—
Amounts due to officers and directors	—	207,228
Other current liabilities	805,346	54,822

Total current liabilities	9,368,959	1,928,680

Obligations under capital leases, excluding current portion	27,246	12,978
Deferred revenue	54,340	—
Deferred tax liability	2,954,781	—
Provision for restructuring costs	186,037	—

	3,222,404	12,978

Total liabilities	12,591,363	1,941,658

Stockholders’ equity (deficit) :
Common stock $0.001 par value
Authorised 150,000,000 and 50,000,000 at December 31, 2001 and December 31, 2000 respectively Issued and outstanding 24,771,202 and 18,255,000 at December 31, 2001 and December 31, 2000 respectively	24,771	18,255
Additional paid-in capital	22,533,534	7,963,157
Retained deficit	(7,069,676)	(6,708,779)
Accumulated other comprehensive income — cumulative translation adjustment	41,593	41,593

Total stockholders’ equity	15,530,222	1,314,226

Total liabilities and stockholders’ equity	$28,121,585	$3,255,884

The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	10 month
	ended	period ended
	Dec 31, 2001	Dec 31, 2000

Revenues	$20,118,961	$1,588,730
Operating expenses:
Selling general and admin expenses	8,671,174	3,925,090
Advertising expense	7,063,946	3,607,923
Restructuring charges	1,439,611	—
Depreciation	871,219	352,335
Amortization of goodwill and intangible assets	4,474,388	—

Total operating expenses	22,520,338	7,885,348

Loss before interest and income taxes	(2,401,377)	(6,296,618)
Interest income	19,388	112,607
Interest expense	520,395	18,680

Loss before income taxes	(2,902,384)	(6,202,691)
Income taxes	(2,541,487)	—

Net Loss	$(360,897)	$(6,202,691)

Basic and diluted earnings per share	(0.02)	(0.38)
Weighted average number of shares used in calculation of basic and diluted earnings per share	23,069,672	16,244,903

The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC. AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

10 month period ended December 31, 2000, and the year ended December 31, 2001

					Accumulated
					other	Total
	Number of	Common	Additional	Retained	comprehensive	stockholders’
	shares	stock	capital	earnings	income	equity

Balances at March 1, 2000	10,711,835	167	$—	$(506,088)	$16,680	$(489,241)
Net loss for the 10 month period	—	—	—	(6,202,691)	—	(6,202,691)
Cumulative translation adjustment	—	—	—	—	24,913	24,913

Comprehensive net loss	—	—	—	—	—	(6,177,778)
Shares issued in connection with:	—	—	—	—	—	—
Warrants and options granted to non- employees for services	—	—	451,423	—	—	451,423
Offer to new investors in uDate.com Limited	213,165	—	223,880	—	—	223,880
Reverse Acquisition and Share reorganization	7,330,000	18,088	7,287,854	—	—	7,305,942

Balances at December 31, 2000	18,255,000	18,255	7,963,157	(6,708,779)	41,593	1,314,226
Net loss for the year	—	—	—	(360,897)	—	(360,897)
Warrants and options granted to non- employees for services	—	—	42,564	—	—	42,564
Shares issued in connection with:
Acquisition of Kiss.com	6,249,998	6,250	14,100,888	—	—	14,107,138
Loan note interest following the acquisition of Kiss.com	226,204	226	349,365	—	—	349,591
Exercise of stock options	40,000	40	77,560	—	—	77,600

Balances at December 31, 2001	24,771,202	24,771	$22,533,534	$(7,069,676)	$41,593	$15,530,222

The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOW

	Year	10 month
	ended	period ended
	Dec 31, 2001	Dec 31, 2000

Cashflow
Net Loss	$(360,897)	$(6,202,691)
Depreciation of plant and equipment	871,219	352,335
Depreciation forming part of restructuring charges	25,509	—
Amortization of goodwill	4,474,388	—
Stock compensation expense	42,564	451,423
Interest paid via issuance of stock	349,591	—
(Increase) in trade accounts receivable, amounts due from officers and employees and prepaid expenses and deferred tax	(1,498,209)	(508,277)
Increase in amounts payable and accrued liabilities, deferred revenue, amounts due to officers and directors, other current liabilities and deferred tax	2,496,590	1,197,995

Net cash provided by/(used in) operating activities	6,400,755	(4,709,215)
Cash flows used in investing activities:
Cash acquired with uDate.com, Inc	—	50,923
Cash acquired with Kiss.com, Inc	49,483	—
Costs associated with the acquisition of Kiss.com	(528,384)	—
Website development	(128,285)	—
Capital expenditure	(495,846)	(1,484,108)

Net cash used in investing activities	(1,103,032)	(1,433,185)

Cash flows used in financing activities:
Repayment of capital lease obligations	(106,435)	(58,939)
Loan note repayment	(2,393,674)	—
Proceeds from issuance of common stock	77,600	7,635,580
Exchange difference proceeds from issuance of common stock	—	—

Net cash used in financing activities	(2,422,509)	7,576,641

Effect of exchange rate changes on cash	—	9,665
Net increase in cash and cash equivalents	2,875,214	1,443,906
Cash and cash equivalents at beginning of period	1,450,366	6,460

Cash and cash equivalents at end of period	$4,325,580	$1,450,366

Noncash Investing and Financing Activities

      The Company purchased all of the outstanding shares of Kiss.com via the issuance of 6,249,998 shares of its common stock, along with notes payable in an aggregate principal amount of $5,000,000.

Cash paid for Interest and Income Taxes

      Cash paid for interest during the year was $133,819 (2000 : $18,680) and cash paid for income taxes during the year was $nil (2000 : $nil)

The accompanying notes are an integral part of these financial statements.

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

Note 1.     Basis of Presentation

      On May 23, 2000, Anthem Recording West, Inc. (referred to herein as uDate.com, Inc. or Anthem) issued 10,925,000 shares of Common Stock in exchange for all of the outstanding shares of capital stock of uDate.com Ltd. (formerly Icebreaker Personal Network Ltd.), an English corporation (subsequently renamed “uDate.com Ltd.”) and its parent Company, Internet Investments Inc., a Bahamian corporation (“Internet Investments Inc.”), (the “Share Exchange Transaction”) pursuant to the terms of a Share Exchange Agreement dated as of May 23, 2000 (the “Share Exchange Agreement”). uDate.com, Inc. and its subsidiaries Internet Investments Inc. and uDate.com Ltd. are referred to herein as the “Company”. The Share Exchange Transaction resulted in the former shareholders of Internet Investments Inc., and uDate.com Ltd. controlling an aggregate of approximately 60% of the issued and outstanding shares of Common Stock of the Company pursuant to the Share Exchange Agreement.

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

      On March 29, 2001, the Company completed the acquisition of Kiss.com a privately held Washington corporation. Kiss.com operates a picture personals service. As a result of the acquisition, Kiss.com became a wholly-owned subsidiary of uDate.com, Inc. and uDate.com, Inc. issued 6,249,998 shares of its common stock, along with notes payable for an aggregate principal amount of $5,000,000, in exchange for all of the outstanding shares of Kiss.com. The acquisition was accounted for under the purchase method of accounting, and was valued at approximately $19.6 million, including transaction costs. Accordingly, the results of operations for the twelve months ended 31 December 2001 include twelve months of operating results for both uDate.com, Inc. and uDate.com Ltd., and nine months of operating results for Kiss.com.

Note 2.     Nature of Business

      The Company’s operations, which are all within the Internet dating segment, are split across two Web properties :

•	uDate.com Ltd. (“uDate-UK”), which is a United Kingdom (“UK”) based company providing Internet dating services on a global basis.

•	Kiss.com, Inc. (“Kiss.com”), which is a Delaware corporation also providing Internet dating services on a global basis.

      Revenues are derived principally from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Web sites’ private e-mail and messaging services.

      During the ten month period ended December 31, 2000, all operations were attributable to uDate.com, Ltd.

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the year ended December 31, 2001, revenue and loss before income taxes are derived as follows :

	Udate.com Ltd.	Kiss.com, Inc.
	Year ended	9 months ended
	31 December, 2001	31 December, 2001	Total

Revenues	$10,865,735	$9,253,226	$20,118,961
Profit before interest, amortization, depreciation, non-allocated costs and income taxes	$4,056,739	$999,166	$5,055,905
Amortization and depreciation			$(5,345,607)
Non-allocated costs and interest			$(2,612,682)

Loss before income taxes			$(2,902,384)

      Both uDate-UK’s and Kiss.com’s members are located worldwide, with approximately 67% of all uDate members residing in the United States (68% as at December 31, 2000) and approximately 75% of all Kiss members residing in the United States.

      At December 31, 2000 long-lived assets of approximately $1.5 million were located in the United States, with the remainder being located in the UK. As at December 31, 2001 this had risen to approximately $2.3 million.

Note 3.     Deferred Revenue Reconciliation

Deferred revenue as at 31 December, 2000	$439,929
Deferred revenue acquired with Kiss.com	$458,539
Cash received	$22,075,836
Revenue recognized	$(19,977,502)

Deferred revenue as at 31 December, 2001	$2,996,802

Note 4.     Acquisitions

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

      A summary of the purchase price for the acquisition is as follows:

Fair value of common stock issued	$14,107,138
Notes payable (Note 5.)	$5,000,000

$19,107,138
Direct acquisition costs	$528,384

Total purchase price	$19,635,522

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price has been allocated as follows:

Current assets acquired	$29,095
Cash	$49,483
Equipment	$206,492
Non-current assets acquired	$41,342
Liabilities	$(1,456,289)
Deferred tax liability	$(4,187,100)
Goodwill	$10,995,499
Customer base	$2,814,000
Kiss.com trade name	$11,143,000

Total	$19,635,522

      The amount shown above as goodwill represents the excess of purchase price over the value of the identifiable net assets acquired, including identified intangible assets.

      Goodwill will be amortized on a straight line basis over its estimated useful life of ten years. The Customer base has been amortized over its estimated useful life of nine months. The Kiss.com trade name will be amortized on a straight line basis over its estimated useful life of ten years.

      The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future:

	Twelve months ended	Ten months ended
	December 31, 2001	December 31, 2000

	(unaudited)	(unaudited)
Total revenue	$21,613,527	4,855,722
Net loss	$(4,320,577)	(12,004,453)
Net loss per share — basic and diluted	$(0.17)	(0.56)

      Amortization of goodwill and intangible assets included above is $5,258,090 for the twelve months ended December 31, 2001 and $4,381,742 for the ten months ended December 31, 2000.

Note 5.     Notes Payable

      In respect of the $5,000,000 notes payable, $100,000 was repaid in March 2001 and $2,293,674 was repaid during the nine months ended December 31, 2001. The outstanding balance of the notes payable has been classified as a current liability as of December 31, 2001 based on revenue projections and the repayment formula.

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

      The Company recorded an interest expense of $483,410 in respect of the notes payable, of which $349,591 was satisfied through the issuance of 226,204 shares of common stock.

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.     Restructuring Charges

      During the fourth quarter of 2001, the management of the Company approved a plan to restructure the operation of Kiss.com. This restructuring plan included closing the Seattle, Washington office of Kiss.com, terminating 22 employees and migrating the online operation of Kiss.com onto the uDate.com application. As a result, the Company recorded a restructuring charge of $1,439,611 in 2001, the components of which are as follows:

			Outstanding as at
	Expense	Paid	December 31, 2001

Employee costs	$760,714	$79,149	$681,565
Future office lease obligations	434,086	0	434,086
Write-off leasehold improvements	25,509	N/A	N/A
Other charges	219,302	219,302	0

	$1,439,611	$298,451	$1,115,651

      The migration of the Kiss.com operations onto the uDate.com application also enabled the Company to calculate deferred revenue for Kiss.com subscribers on a daily basis, as opposed to the monthly basis previously used. As a result, $845,840 of additional revenue was deferred as of December 31, 2001.

Note 7.     Significant Accounting Policies

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

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed Assets

      Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is calculated on a straight-line basis to write off the cost of fixed assets over their estimated useful lives as follows:

Office furniture	5 years
Office equipment	3 to 4 years
Computer equipment	2 to 3 years

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

      Web site development costs of $128,285 were capitalized during the first quarter of 2001. All of this had been amortized prior to December 31, 2001 following appraisal of the useful life of the development activities.

Goodwill and Intangible Assets

      Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over its estimated useful economic life of ten years. The customer base has been amortized over its estimated useful economic life of nine months. The Kiss.com trade name is amortized over its estimated useful economic life of ten years.

      The Company assesses the recoverability of these intangible assets by determining whether the amortization of the assets’ balance over its remaining life can be recovered through undiscounted future cash flows associated with the assets. Any impairment is measured based upon projected discounted future cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of any impairment will be impacted if future cash flows are not achieved.

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

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Values of Financial Instruments

      The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates their fair values because of the short term nature of these instruments. The carrying value of the Company’s capital lease obligations approximate fair value because the interest rates approximate the Company’s current market rates.

Stock-Based Compensation

      The Company accounts for its stock-based awards in accordance with the intrinsic value method established by APB Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized for stock options granted when the exercise price of these options granted is equal to or greater than the fair market value of the Company’s stock at the date of grant. The Company has also adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

Impairment of Long-Lived Assets

      Under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset to be held and used may not be recoverable. Impairment is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Company has completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. Unamortized goodwill in the amount of $10,170,837 will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $nil and $824,662 for the ten month period ended December 31, 2000 and the year ended December 31, 2001, respectively.

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

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.     Earnings Per Share

      Basic earnings (loss) per share (“EPS”) is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding the effect of any dilutive potential common stock. Diluted EPS reflects the potential dilution in the earnings of an entity that could occur as a result of any potential common stock outstanding during the period. For the periods presented herein, basic EPS is the same as diluted EPS since the Company reported a net loss for the period (i.e., 6,670,000 potential common shares related to employee stock options and 787,550 potential common shares related to other options and warrants were excluded from the EPS calculations since their impact was anti-dilutive).

Note 9.     Share Option Agreements

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

(vii) To purchase 520,000 shares of common stock at an exercise price of $1.9375 per share. 25% of the options vested on March 29, 2001 and 75% vest evenly over the following 24 months. These options expire on March 28, 2011 if not exercised.

(viii) To purchase 80,000 shares of common stock at an exercise price of $1.9375 per share. 25% of the options vested on March 29, 2001 and 75% vest evenly over the following 36 months. These options expire on March 28, 2011 if not exercised.

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

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(xi) To purchase 600,000 shares of common stock at an exercise price of $1.94 per share. The options vest at the rate of 150,000 shares on each of the six month anniversaries of July 1, 2001 until fully vested. These options expire on June 30, 2011 if not exercised.

      Stock option activity during the periods indicated is as follows:

		Weighted average
Balance at March 1, 2000	Number of shares	exercise price

Granted	1,200,000	$7.50

Balance at December 31, 2000	1,200,000	$7.50
Granted	2,070,000	$1.90

Balance at March 31, 2001	3,270,000	$3.95
Granted	—	—

Balance at June 30, 2001	3,270,000	$3.95
Granted	3,400,000	$1.58

Balance at September 30, 2001	6,670,000	$2.74
Granted	—	—
Exercised	(40,000)	$1.94

Balance at December 31, 2001	6,630,000	$2.74

      The weighted average fair value of the stock options granted was $1.49 per share (2000 : $4.17 per share) on the dates of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 7%, expected life of 10 years and volatility of between 94.63% and 120.96%.

      The company applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the company’s net income would have been reduced to the pro forma amounts indicated below:

		2001	2000

Net Loss	As reported	$(360,897)	(6,202,691)
	Pro forma	(2,278,324)	(8,354,297)

      In addition to the employee stock options, in the twelve months ended 31 December, 2001, the Company issued 40,000 options to non-employees as compensation for services, exercisable at a price of $2.50 over a ten-year period. The Company has recognized an expense of $42,564 (2000 : $451,423) based on the fair value of the options on the Black Scholes basis.

Note 10.     Income Taxes

      Loss before income taxes for the periods presented below comprise :

	Year ended	10 months ended
	December 31	December 31
	2001	2000

Domestic	$(6,957,182)	$—
Foreign	4,054,798	(6,202,691)

	$(2,902,384)	$(6,202,691)

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax charge for the period comprises :

	Year ended	10 months ended
	December 31	December 31
	2001	2000

Current tax	$—	$—
Deferred tax		—
Domestic	(674,116)	—
Foreign	(1,867,371)	—
Valuation allowance	—	—

	$(2,541,487)	$—

      Income tax for the periods ended December 31, 2001 and December 31, 2000 differed from amounts computed by applying the UK income tax rate of 30% to pretax income from continuing operations as a result of the following:

	Year ended	10 months ended
	December 31	December 31
	2001	2000

Expected tax benefit	$(870,715)	$(1,860,807)
Increase (reduction) in income taxes resulting from:
Change in the valuation allowance	(1,805,136)	1,656,840
Permanent differences in relation to stock option plans	—	135,427
Goodwill amortisation	247,399	—
Recalculation of prior year losses	(86,919)	—
Other	(26,116)	68,540

	$(2,541,487)	$—

      The significant components of deferred tax assets and deferred tax liabilities at December 31, 2001 and December 31, 2000 are as follows:

	December 31	December 31
	2001	2000

Deferred tax assets
Net operating loss carryforwards	$1,309,168	$1,883,169
Non-compete payment	112,500	—
Other	6,000	—
Plant and equipment	18,902	—

Total gross deferred tax assets	1,446,570	1,883,169
Less: Valuation allowance	—	(1,805,136)

Net deferred tax assets	1,446,570	78,033

Deferred tax liabilities
Trade names	(3,092,183)	—
Plant and equipment	—	(78,033)

Total gross deferred tax liabilities	(3,092,183)	(78,033)

Net deferred tax liability	$(1,645,613)	$—

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There are $4,363,893 of tax losses carried forward at 31 December, 2001 and there is no expiration date for the utilization of these losses.

      In order to fully realize the deferred tax asset, the company will need to generate future taxable income. Based upon trading results during Q4 2001, and 2002 forecasts, management believe that it is more likely than not that the Company will realize the benefits of these deductible differences. Therefore a valuation allowance has not been made at 31 December 2001.

Note 11.     Comparative Figures

Quarterly information (unaudited)

	Q1 2001	Q2 2001	Q3 2001	Q4 2001	Total 2001
	(3 months)	(3 months)	(3 months)	(3 months)	(12 months)

Revenues	$1,538,431	$4,217,129	$6,620,863	$7,742,538	$20,118,961
Operating expenses
Selling, general and administrative expenses	911,474	2,349,155	2,414,863	4,435,293	10,110,785
Advertising expense	878,577	1,644,882	2,172,926	2,367,561	7,063,946
Depreciation	146,152	196,282	194,041	334,744	871,219
Amortization of goodwill	—	1,037,538	1,039,068	2,397,782	4,474,388

Total operating expense	1,936,203	5,227,857	5,820,898	9,535,380	22,520,338

Earnings Before Interest and Tax	(397,772)	(1,010,728)	799,965	(1,792,842)	(2,401,377)
Interest income	3,506	5,564	3,565	6,753	19,388
Interest expense	2,079	9,308	279,581	229,427	520,395

Earnings before tax	(396,345)	(1,014,472)	523,949	(2,015,516)	(2,902,384)

Income taxes	—	—	—	(2,541,487)	(2,541,487)

Net profit/(loss)	$(396,345)	$(1,014,472)	$523,949	$525,971	$(360,897)

	Q2 2000	Q3 2000	Q4 2000	Total 2000
	(4 months)	(3 months)	(3 months)	(10 months)

Revenues	$162,899	$541,690	$884,141	$1,588,730
Operating expenses
Selling, general and administrative expenses	678,314	1,480,317	1,766,459	3,925,090
Advertising expense	687,051	2,078,674	842,198	3,607,923
Depreciation	66,217	139,671	146,447	352,335

Total operating expense	1,431,582	3,698,662	2,755,104	7,885,348

Earnings Before Interest and Tax	(1,268,683)	(3,156,972)	(1,870,963)	(6,296,618)
Interest income	28,138	57,522	26,947	112,607
Interest expense	7,558	2,543	8,579	18,680

Net loss	$(1,248,103)	$(3,101,993)	$(1,852,595)	$(6,202,691)

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As described in Note 6 to the accounts, the Company restructured the operations of Kiss.com in the fourth quarter of 2001. As a result, the information presented above for Q4 2001 includes a restructuring provision of $1,439,611. In addition, the valuation of the intangible assets of Kiss.com was completed, resulting in an increased amortisation charge of $1,358,714.

Note 12.     Commitments and Contingencies

Leases

      The Company leases plant and equipment under capital leases which expire over the next three years. The gross amount of these capital leases is as follows:

	December 31	December 31
	2001	2000

Plant and equipment gross	$281,760	$96,635
Less accumulated depreciation	(181,049)	(35,680)

Net	$100,711	$60,955

      The total charge for depreciation for assets under capital leases for the 12 months to December 31, 2001 was $92,858.

      Future minimum lease payments under capital leases together with the present value of the net minimum lease payments at December 31, 2001 are as follows:

2002	$96,460
2003	18,689
2004	1,612

Total minimum lease payments	116,761
Less amount representing interest	(13,546)

Present value of net minimum lease payments	103,215
Less current portion	(83,517)

$19,698

      The Company has an operating lease which is due to expire in 2005.

      Payments made under this lease amounted to $5,130 in the twelve months ended December 31, 2001 and $2,565 in both the ten and twelve months ended December 31, 2000.

      Future payments under this lease are scheduled as follows :

2002	$5,130
2003	5,130
2004	5,130
2005	2,565

Total minimum lease payments	$17,955

Other Commitments and Contingencies

      The Company is not party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on the Company’s business, consolidated operating results or consolidated financial condition.

UDATE.COM, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.     Related Party Transactions

      In the first quarter of 2001, the Company contracted with Ironz plc to perform certain computer consulting services in exchange for approximately $58,000. Each of Messrs. Morris and Thacker holds a 45% ownership interest in Ironz plc. The Company does not have an ongoing relationship with Ironz plc.

      Throughout 2001, the Company loaned $28,561 to Mr. Zehrer. The loan did not bear interest. Mr. Zehrer repaid the loan in its entirety in December 2001.

      uDate-UK has loaned a total of $41,625 to Mr. Morris. The loan does not bear interest.

      uDate-UK has loaned a total of $34,515 to Mr. Thacker. The loan does not bear interest.

      uDate-UK has loaned a total of $3,030 to Mr. Clifford. The loan did not bear interest and was repaid in its entirety in January 2002.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

      The following table sets forth information with respect to the Company’s directors and executive officers:

Name	Age	Office

Melvyn Morris	46	Chief Executive Officer, President and Director
Martin Clifford	39	Chief Operating Officer, Executive Vice President and Director
Michael Brocklesby	33	Vice President and Chief Financial Officer
Allan Watson	35	Vice President of Corporate Finance, Treasurer and Secretary
Anthony Dunn	33	Vice President and Chief Technical Officer
Howard Thacker	43	Director
Geoff Shingles	62	Director
Kenneth Olisa	50	Director
Terrence Lee Zehrer	54	Director
Duane Dahl	39	Former Chief Executive Officer of the Internet Dating Division

      Melvyn Morris has served as the Chief Executive Officer, President and Director of the Company since May 2000. From February 1998 to May 2000, Mr. Morris served as Chief Executive Officer of uDate-UK, formerly Icebreaker Personal Networks Ltd., which was merged into the Company in May 2000. From October 1997 to April 1998, he served as Senior Vice President of Platinum Technology, Inc., a software services company. From June 1985 to October 1997, Mr. Morris served as Chief Executive Officer of Prometrics Ltd., formerly Minitech Ltd., a software services company.

      Martin Clifford has served as Executive Vice President and Director of the Company since November 2000 and as Chief Operating Officer since March 2001. Mr. Clifford joined the Company in June 2000 as Business Development Manager and served in that capacity until November 2000. From January 2000 to May 2000, Mr. Clifford was a Senior Business Manager for Yale Security Ltd., a global security hardware manufacturer. From November 1994 to December 1999, Mr. Clifford served as Group Environmental Manager for Williams plc, an international conglomerate trading on the London Stock Exchange.

      Michael Brocklesby has served as the Vice President and Chief Financial Officer of the Company since March 2001. Mr. Brocklesby joined the Company in October 2000 as its Financial Controller. From February 1997 to October 2000, he was the Assistant Finance Director at the Nottingham Post Group, a newspaper publisher. From April 1996 to February 1997, Mr. Brocklesby served as Group Financial Accountant for J.C. Bamford Excavators, a manufacturer of construction equipment. Mr. Brocklesby began his career with KPMG and is a Chartered Accountant.

      Allan Watson has served as Vice President of Corporate Finance of the Company since December 2000 and as Secretary and Treasurer since March 2001. From February 1998 to November 2000, Mr. Watson was the Corporate Finance Controller at Williams plc, an international conglomerate trading on the London Stock Exchange. From August 1990 to January 1998, Mr. Watson served in various financial roles at Reckitt & Colman plc, an international consumer goods manufacturer.

      Anthony Dunn has served as Vice President of the Company since March 2001 and Chief Technical Officer since May 2000. From December 1999 to May 2000, Mr. Dunn served as an information technology professional for uDate-UK. From 1994 to November 1999, he served as an information technology professional for Prometrics Ltd., a software services company.

      Howard Thacker has served as a Director of the Company since May 2000. Mr. Thacker previously served as Chief Operating Officer, Secretary and Treasurer of the Company until his resignation in April 2001. Since June 1998, Mr. Thacker has been Managing Director of Ironz plc, a golf equipment manufacturer. Mr. Thacker has also served as director of Mercaston Consultants Ltd. since June 1996.

      Geoff Shingles has served as a Director of the Company since June 2000. Since 1984, Mr. Shingles has been Chairman of Imagination Technologies Group plc, a software development and services company listed on the London Stock Exchange. Mr. Shingles also serves as a director of Interregnum plc, an information technology investment and advisory company listed on the AIM market of the London Stock Exchange, and Authoriszor Inc., a technology consulting services company listed on NASDAQ.

      Kenneth Olisa has served as a Director of the Company since May 2000. Since 1992, Mr. Olisa has been Chairman and Chief Executive Officer of Interregnum plc, an information technology investment and advisory company listed on the AIM market of the London Stock Exchange. Mr. Olisa has spent almost 30 years in the information technology industry. In addition to serving on the boards of several private information technology companies, Mr. Olisa also serves as a director of Open Text Corporation of Canada, a software development company listed on NASDAQ, and is Chairman of Link Software, a software development company listed on Belgium’s Eurim exchange. Mr. Olisa is also a UK Postal Services Commissioner.

      Terrence Lee Zehrer has served as a Director of the Company since March 2001. In 1994, Mr. Zehrer founded Kiss.com and served as its President until it was acquired by the Company in March 2001. Mr. Zehrer previously engaged in entrepreneurial activities in connection with the development of several small businesses.

      Duane Dahl served as a Director of the Company from the completion of the Company’s acquisition of Kiss.com in March 2001 through his resignation from the Board on December 5, 2001. Mr. Dahl served as Chief Executive Officer of the Internet Dating Division of the Company from the completion of the Company’s acquisition of Kiss.com in March 2001 through the date of his termination of employment with the Company on December 31, 2001. Prior to joining Kiss.com in August 2000, Mr. Dahl was Chief Operating Officer of Zuno Travel Corporation, a travel company.

      The Company’s Board of Directors cannot have less than three directors at any one time, and there are currently six directors serving on the board. Each director is elected and serves until the next annual meeting. However, the term of each director shall continue until his or her successor is duly elected and qualified or until the earlier of his or her death, disability, retirement, resignation or removal. There are no family relationships between any of the Company’s directors or executive officers. The Company’s executive officers are elected by, and serve at the discretion of, the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and 10% stockholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms that they file.

      Based solely upon a review of such reports submitted, and representations made to the Company by these persons, the Company believes that all filings required to be made by those persons during the fiscal year ended December 31, 2001 were timely made, except that Messrs. Brocklesby and Watson were each late in filing his respective Form 3.

Item 10.     Executive Compensation

Summary Compensation Table

      The following table summarizes the compensation paid by the Company for the 12 month period ended December 31, 2001 and the 10 month transition period ended December 31, 2000 to the Company’s Chief

Executive Officer and five other most highly compensated executive officers during 2001. For ease of reference, these executive officers are collectively referred to throughout this section as the “named executive officers.” In accordance with SEC rules, the compensation set forth in the table below does not include (i) medical, group life or other benefits which are available to all Company employees, and (ii) perquisites and other personal benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the total annual salary for each of the named executive officers.

		Annual compensation(1)			Long term compensation

					Awards	Payouts

	Fiscal			Other annual	Securities
	year			compensation	underlying	All other
Name and principal position	(2)	Salary	Bonus	(3)	options(#)	compensation

Melvyn Morris
Chief Executive Officer, President and Director	2000	$207,190	$91,740	$40,800	525,000	$—
	2001	$295,628	$221,721	$58,216	1,185,000	$—
Martin Clifford
Chief Operating Officer, Executive Vice President and Director(4)	2000	$74,890	$22,806	$13,431	—	$—
	2001	$179,499	$120,332	$22,741	920,000	$—
Michael Brocklesby
Vice President and Chief Financial Officer(5)	2000	$16,849	$1,548	$3,527	—	$—
	2001	$92,295	$44,061	$13,099	160,000	$—
Duane Dahl
Former Chief Executive Officer of the Internet Dating Division and Director(6)	2001	$211,894	$50,000	$18,000	700,000	$500,000(7)
Anthony Dunn
Vice President and Chief Technical Officer	2000	$89,250	$37,416	$16,320	—	$—
	2001	$127,348	$51,667	$23,286	920,000	$—
Allan Watson
Vice President of Corporate Finance, Treasurer and Secretary(8)	2000	$9,339	$3,776	$1,455	—	$—
	2001	$112,066	$28,016	$17,465	250,000	$—

(1)	Compensation information for the named executive officers (except for Mr. Dahl) is presented in U.S. dollars at the conversion rate in effect on December 31, 2001 (£1 is equal to $1.4554).

(2)	Information provided for the fiscal 2000 is for the 10 month transition period ended December 31, 2000. Information provided for fiscal 2001 is for the 12 month period ended December 31, 2001.

(3)	Represents the amount of an automobile allowance provided by the Company to the named executive officers.

(4)	Mr. Clifford joined the Company in June 2000. Accordingly, the 2000 information for Mr. Clifford is for the period from June 2000 to December 31, 2000.

(5)	Mr. Brocklesby joined the Company in October 2000. Accordingly, the 2000 information for Mr. Brocklesby is for the period from October 2000 to December 31, 2000.

(6)	Mr. Dahl was the Chief Executive Officer of Kiss.com and joined the Company as the Chief Executive Officer of the Internet Dating Division effective upon the completion of the Company’s acquisition of Kiss.com. Accordingly, the 2001 information for Mr. Dahl is for the period from April 2001 to December 31, 2001, and there is no information for 2000.

(7)	Represents severance payment of $500,000 by the Company to Mr. Dahl in connection with Mr. Dahl’s termination of employment with the Company on December 31, 2001.

(8)	Mr. Watson joined the Company in December 2000. Accordingly, the 2000 information for Mr. Watson is for the month of December 2000.

Options Granted In Last Fiscal Year

      The following table provides certain information concerning options to purchase the Company’s common stock granted during the twelve month period ended December 31, 2001 to each of the named executive officers. The Company granted no stock appreciation rights during the year ended December 31, 2001.

	Option grants in the twelve month period ended December 31, 2001
	(Individual Grants)

	Number of	% of total
	securities	options granted
	underlying options	to employees in	Exercise price per
Name	granted(#)(1)	fiscal year(2)	share($/sh)	Expiration date

Melvyn Morris	1,185,000(3)	21.7%	$1.50	July 1, 2011
Martin Clifford	320,000(4)	5.9%	$1.88	Feb 12, 2011
	600,000(5)	11.0%	$1.50	July 1, 2011
Duane Dahl	520,000(6)	9.5%	$1.9375	Mar 29, 2011
	180,000(6)	3.3%	$1.88	Mar 29, 2011
Michael Brocklesby	60,000(7)	1.1%	$1.88	Feb 12, 2011
	100,000(5)	1.8%	$1.50	July 1, 2011
Anthony Dunn	320,000(4)	5.9%	$1.88	Feb 12, 2011
	600,000(5)	11.0%	$1.50	July 1, 2011
Allan Watson	150,000(8)	2.7%	$1.88	Feb 12, 2011
	100,000(5)	1.8%	$1.50	July 1, 2011

(1)	All options granted to the named executive officers were granted under either the Company’s 2000 Stock Incentive Plan or the Company’s 2001 Stock Incentive Plan. The exercise price of all options was at or more than fair market value of the common stock on the date of grant. The options are generally not transferable by the optionee, are exercisable for a ten year period from the dates of the grant, and must generally be exercised within three (3) months after the end of the optionee’s status as an employee or within twelve (12) months after the optionee’s death or disability. Such options become exercisable in full immediately prior to the occurrence of a “corporate transaction” for options granted under the 2000 Stock Incentive Plan (as such term is defined in the plan, but which includes certain mergers involving the Company) and upon the occurrence of a “change in control event” for options granted under the 2001 Stock Incentive Plan (as such term is defined in the plan, but which includes certain mergers involving the Company).

(2)	Based on a total of 5,470,000 shares of common stock subject to options granted by the Company to its employees and consultants during fiscal 2001 under the Company’s 2000 Stock Incentive Plan and 2001 Stock Incentive Plan.

(3)	Such options were granted on July 1, 2001; options to purchase 300,000 of such shares were immediately vested on the date of grant and the remainder of such shares vest in equal installments on each six month anniversary of the date of grant thereafter.

(4)	Such options were granted on February 12, 2001; options to purchase 25% of such shares were immediately vested on the date of grant and the remainder of such shares vest in equal installments on each three month anniversary of the date of grant thereafter.

(5)	Such options were granted on July 1, 2001; options to purchase 25% of such shares were immediately vested on the date of grant and the remainder of the shares vest in equal installments on each three month anniversary of the date of grant thereafter.

(6)	All options granted to Mr. Dahl vested in full following his termination of employment with the Company on December 31, 2001.

(7)	Such option was granted on February 12, 2001; options to purchase 25% of such shares were immediately vested on the date of grant and the remainder of such shares vest in equal installments on each six month anniversary of the date of grant thereafter.

(8)	Such options were granted on February 12, 2001; options to purchase 10% of such shares were immediately vested on the date of grant and the remainder of such shares vest in equal installments on each six month anniversary of the date of grant thereafter.

Aggregate Option Exercises in Last Fiscal Year and Year-end Option Values

      The following table provides certain information concerning the value of unexercised stock options held by each of the named executive officers as of December 31, 2001. None of the named executive officers exercised options during the year ended December 31, 2001.

	Number of securities
	underlying unexercised		Value of unexercised
	options at		in-the-money options
	December 31, 2001(#)		at December 31, 2001(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Melvyn Morris	715,625	994,375	$393,000	$1,159,350
Martin Clifford	320,000	600,000	$354,600	$729,000
Michael Brocklesby	51,250	108,750	$57,163	$129,638
Duane Dahl(2)	700,000	—	$621,000	$—
Anthony Dunn	320,000	600,000	$354,600	$729,000
Allan Watson	73,750	176,250	$78,088	$192,413

(1)	In-the-money options are those for which the 2001 year-end market price of the underlying shares of common stock exceeded the exercise price of the option. The value of the in-the-money options is the difference between the fair market value (determined on the basis of the closing price of the common stock on the OTC Bulletin Board on the last trading day of fiscal 2001) of the underlying shares of common stock on December 31, 2001 ($2.81 per share) and the exercise price of the option multiplied by the number of shares underlying the option.

(2)	Mr. Dahl’s options to purchase common stock of the Company accelerated in full immediately upon his termination of employment on December 31, 2001. Does not include options to purchase 60,000 shares of common stock of the Company held by Mr. Dahl’s spouse at December 31, 2001.

Director Compensation

      The Company’s non-employee directors, except Mr. Zehrer, are each paid approximately $2,183 a month for their service as directors of the Company. In addition, all non-employee directors may be eligible to receive annual awards of options under the 2001 Stock Incentive Plan to purchase shares of the Company’s common stock, each of which will vest according to the schedule established by the board of directors at the time of grant. Mr. Zehrer receives no compensation for his services as a director of the Company, but is paid $10,000 a month under a consulting agreement for as long as there is a balance outstanding on his Kiss.com Note. The executive employee directors, Messrs. Clifford and Morris, are not paid fees for serving on the board. All directors receive reimbursement for their reasonable out-of-pocket expenses incurred in connection with their attendance at board meetings.

      Mr. Thacker resigned as the Chief Financial Officer, Secretary and Treasurer of the Company effective as of April 3, 2001 and was replaced as the Chief Operating Officer of the Company effective as of March 29, 2001. Pursuant to a Compromise Agreement dated January 25, 2002, and effective as of April 3, 2001, between uDate-UK and Mr. Thacker, Mr. Thacker’s existing employment agreement was terminated and the

Company paid Mr. Thacker £30,000 (thirty thousand pounds sterling, approximately $43,000 at the conversion rate existing on March 1, 2002).

Employment Contracts

      On May 3, 2000, the Company entered into an employment agreement with Melvyn Morris for an unspecified initial term, which term will be automatically extended until terminated by the Company with twelve months prior written notice or by Mr. Morris with not less than five months prior written notice. The agreement provides that Mr. Morris will serve as the Company’s Chief Executive Officer. Under the agreement, the Company pays Mr. Morris a base salary of $295,628, bonuses of a maximum of 76% of salary based upon achievement of targeted performance goals, and an automobile allowance of $58,216 per annum. The agreement specifies that if the Company terminates Mr. Morris for certain enumerated reasons, Mr. Morris will be required to transfer all shares of the Company held by him to such persons as directed by the Company. Notwithstanding the notice requirements discussed above, the Company may terminate Mr. Morris effective immediately by paying him all amounts owed to him under the terms of the employment agreement. The agreement also provides that for twelve months following termination of his employment with the Company, Mr. Morris will not (i) engage in any business that competes with the Company, including accepting employment or acquiring an interest in any entity (other than up to 1% of the voting shares of any Company traded on a recognized exchange) that provides products and services in competition with the Company, (ii) solicit any critical employee to leave his employment with the Company or (iii) solicit business from certain customers of the Company.

      The Company has entered into employment agreements with Martin Clifford, Anthony Dunn, Michael Brocklesby and Allan Watson, each of which has an unspecified initial term and renews automatically until terminated by one of the parties thereto. These agreements provide that in addition to their base salaries and automobile allowance, Messrs. Clifford, Dunn, Brocklesby and Watson will receive annual bonuses based on their performance as measured by their success in meeting targeted performance goals. The Company may terminate Mr. Clifford’s employment with three months prior written notice, Mr. Dunn’s employment with twelve months prior written notice and Mr. Brocklesby and Mr. Watson’s employment with one month prior written notice. In July 2001 and January 2002, the Company entered into amendments to Mr. Clifford’s, Mr. Brocklesby’s and Mr. Watson’s employment agreements. Such amendments provide, among other things, that in the event that the employee’s employment is terminated by the Company without “just cause” (as such term is defined in the agreement) or he resigns for “good reason” (as such term is defined in the agreement, which includes a resignation in connection with a change of controlling interest of the Company or certain mergers involving the Company), the employee is entitled to receive a payment equal to 18 months of his base salary and an additional payment in lieu of his executive bonus in an amount equal to 65% of his base salary in the case of Mr. Clifford and 25% of his base salary in the case of Mr. Brocklesby and Mr. Watson.

      In addition, Mr. Dunn’s agreement provides that for twelve months following termination of his employment from uDate-UK, Mr. Dunn will not (i) engage in any business that competes with the Company (subject to certain geographic limitations), including accepting employment or acquiring an interest in any entity that provides products and services in competition with the Company, (ii) solicit any critical employee to leave his employment with the Company or (iii) solicit business from certain customers of the Company.

      Pursuant to the terms of a letter agreement dated October 5, 2001 between the Company and Duane Dahl and accompanying Severance and Release Agreement, the Company terminated the employment of Mr. Dahl as Chief Executive Officer of the Internet Dating Division of the Company effective as of December 31, 2001 and set forth the termination benefits entitled by Mr. Dahl pursuant to his employment agreement with the Company dated March 29, 2001. Pursuant to the terms of such employment agreement, if the Company terminates Mr. Dahl without “just cause” (as such term is defined in the agreement) or he resigns from his employment for “good reason” (which includes a change in control of the Company), Mr. Dahl is entitled to receive, among other benefits, (i) payment equal to 18 months salary in a lump sum or in periodic payments at his election, (ii) an additional payment in lieu of bonus equal to 50% of his base salary, (iii) reimbursement for COBRA payments for 24 months for himself and eligible dependents and payment for substantially similar medical coverage for an additional 12 months, if the employee has no replacement coverage under a plan offered by another employer, and (iv) all unvested stock options and awards shall accelerate and fully vest and shall remain exercisable for at least 2 years following such termination.

      Pursuant to the terms of a Severance and Release Agreement between the Company and Cindy Dahl, wife of Duane Dahl, dated October 5, 2001, the Company paid Ms. Dahl $7,250 as severance pay and fully accelerated the vesting of outstanding stock options held by Ms. Dahl. Such options were exercised in February 2002.

      On December 21, 2001, the Company and Duane Dahl and Cindy Dahl executed a non-competition agreement. The agreement provides for a non-competition period that will run either to March 31, 2003 or March 31, 2004, at the Company’s option. The Company is required to pay $470,000 to the Dahls by April 15, 2002 for a non-competition period through March 31, 2003, and, at the Company’s option, an additional $125,000 for a non-competition period through March 31, 2004.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth certain information as of February 28, 2002 with respect to the beneficial ownership of the common stock of the Company by each person known to the Company to own beneficially more than 5% of the Company’s outstanding shares of common stock, each of the Company’s directors and named executive officers, and the directors and executive officers as a group. The percentages shown are based on 25,102,196 shares of the Company’s common stock outstanding as of February 28, 2002.

	Amount and nature of shares beneficially owned(1)

	Number of shares of	Percentage of outstanding
Name and address of beneficial owner	common stock	common stock

5% Stockholders
Atlas Trust Company (Jersey) Limited(2)	10,236,831	40.8%
Innovative Finance Limited(3)	1,350,000	5.3%
Directors and Named Executive Officers
Melvyn Morris(4)	1,024,375	3.9%
Howard Thacker(5)	475,000	1.9%
Martin Clifford(6)	462,500	1.8%
Kenneth Olisa(7)	75,000	*
Geoff Shingles	—	*
Terrence Lee Zehrer(8)	6,147,121	24.5%
Duane Dahl(9)	750,000	2.9%
Anthony Dunn(10)	462,500	1.8%
Michael Brocklesby(11)	81,250	*
Allan Watson(12)	126,250	*
All directors and executive officers as a group (10 persons)(13)	9,603,996	33.7%

*	Indicates beneficial ownership of less than 1% of the Company’s issued and outstanding common stock.

(1)	The number of shares beneficially owned by each 5% stockholder, director, or executive officer is determined under SEC rules. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also includes any shares which the individual or entity has the right to acquire within 60 days after February 28, 2002 (April 30, 2002) through the exercise of stock options or warrants, and any reference in the footnotes to this table to shares subject to options refers only to options that are so exercisable. For the purposes of computing the percentage of outstanding shares held by each person or entity, any shares which that person or entity has the right to acquire on or before April 30, 2002 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each person or entity has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the above table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, the address for each person in the above table is New Enterprise House, St. Helens Street, Derby DE1 3GY, England.

(2)	On March 4, 2002, Atlas Trust Company (Jersey) Limited (“Atlas”) filed a Schedule 13D with the SEC reporting beneficial ownership and sole voting and investment power of 10,236,831 shares of common stock of the Company. Such information is reported herein in reliance on such filing. The address for Atlas is P.O. Box 246, Suite 1, 17 Queen Street, St. Helier, Jersey, JE4 5PP, Channel Islands.

(3)	Includes 500,000 shares of common stock issuable upon the exercise of a warrant. The address for Innovative Finance Limited is TrustNet Chambers, Box 3444, Roadtown, Tortola, British Virgin Islands.

(4)	Represents options to purchase 1,024,375 shares of common stock exercisable on or before April 30, 2002 and does not include 10,236,831 shares of common stock beneficially owned by the Employee Benefits and Shares Trust (the “III Trust”) of Internet Investments Inc. (“III”). Atlas is the trustee of the III Trust. Mr. Morris is a director of III and a protector of the III Trust. In his capacity as protector, Mr. Morris has the authority to replace the trustee of the III Trust, but does not have or share voting or investment power over the III Trust. Mr. Morris disclaims beneficial ownership of these shares.

(5)	Represents options to purchase 475,000 shares of common stock exercisable on or before April 30, 2002, and does not include 10,236,831 shares of common stock beneficially owned by the III Trust. Mr. Thacker is a director of III and a protector of the III Trust. In his capacity as protector, Mr. Thacker has the authority to replace the trustee of the III Trust, but does not have or share voting or investment power over the III Trust. Mr. Thacker disclaims beneficial ownership of these shares.

(6)	Represents options to purchase 462,500 shares of common stock exercisable on or before April 30, 2002.

(7)	Represents 75,000 shares of common stock held by Interregnum plc. Mr. Olisa is Chairman, Chief Executive Officer and the majority stockholder of Interregnum plc.

(8)	On March 19, 2002, Terrence Lee Zehrer filed a Schedule 13D with the SEC reporting direct beneficial ownership of 6,101,183.5 shares of common stock of the Company. Pursuant to the terms of the escrow agreement entered into on March 29, 2001 by Mr. Zehrer and certain other stockholders in connection with the Company’s acquisition of Kiss.com (the “Escrow Agreement”), 2,141,562.5 shares of common stock beneficially owned by Mr. Zehrer have been placed in escrow to secure certain indemnification obligations of Mr. Zehrer (the “Zehrer Escrow Agreement Shares”). An additional 45,937.5 shares of common stock are also subject to the Escrow Agreement (the “Additional Escrow Agreement Shares”), which shares secure certain indemnification obligations of certain former stockholders of Kiss.com (other than Mr. Zehrer). Because Mr. Zehrer is granted voting power with respect to the Additional Escrow Agreement Shares as well as the Zehrer Escrow Agreement Shares, Mr. Zehrer may be deemed to beneficially own an aggregate of 6,147,121 shares of common stock. Mr. Zehrer disclaims beneficial ownership of the Additional Escrow Agreement Shares. Such information is reported herein in reliance on such filing.

(9)	Represents 50,000 shares of common stock owned and options to purchase 700,000 shares of common stock exercisable on or before April 30, 2002. Does not include 100,000 shares of common stock held by Mr. Dahl’s spouse.

(10)	Represents options to purchase 462,500 shares of common stock exercisable on or before April 30, 2002.

(11)	Represents options to purchase 81,250 shares of common stock exercisable on or before April 30, 2002.

(12)	Represents options to purchase 126,250 shares of common stock exercisable on or before April 30, 2002.

(13)	See notes 4 through 12 above.

Item 12.     Certain Relationships and Related Transactions

      Pursuant to an Employee Shares Trust Deed dated March 21, 2000, Atlas Trust Company (Jersey) Limited (“Atlas”) is the trustee of the Employee Benefits and Shares Trust (the “III Trust”) of Internet Investments Inc, a wholly-owned subsidiary of the Company (“III”). Atlas exercises voting and investment control over the III Trust in its capacity as trustee. Pursuant to a Deed of Assignment dated March 21, 2000, Mr. Morris and Mr. Thacker each transferred by way of a gift, one ordinary share of III to Atlas. Messrs. Morris and Thacker are each “Protectors” of the III Trust. Each of Messrs. Morris and Thacker has represented that in his capacity as Protector, he has the ability to replace the trustee of the III Trust, but does not share voting or investment power over the III Trust. Each of Messrs. Morris and Thacker has disclaimed beneficial ownership of these shares in SEC filings. The III Trust transferred 75,000 shares to Interregnum plc; such transfer was recorded in the Company’s stock record books by the Company’s transfer agent on November 1, 2001. Mr. Olisa, a director of the Company, is the Chairman, Chief Executive Officer and majority stockholder of Interregnum plc, an information technology investment and advisory company listed on the London Stock Exchange AIM market. Mr. Shingles, a director of the Company, is also a director of Interregnum plc. Messrs. Chris Morris (son of Melvyn Morris), Anthony Dunn, Kenneth Olisa and Geoff Shingles are each potential beneficiaries under the III Trust.

      On May 23, 2000, in connection with a private placement, the Company issued and sold 1,000,000 units at $7.50 per unit to Innovative Finance Limited for an aggregate purchase price of $7,500,000. Each unit consists of one share of common stock and a warrant to purchase one-half of a share of common stock at $7.50 per share if exercised within the first year after issuance and $10.00 per share if exercised in the second year. If not exercised within two years, the warrants terminate. On February 12, 2002, the Company entered into a First Amendment to Subscription Agreement with Innovative Finance Limited pursuant to which, among other things, Innovative Finance Limited agreed that the warrant will be exercised, terminated or expired prior to the occurrence of certain events.

      In the first quarter of 2001, the Company contracted with Ironz plc to perform certain computer consulting services in exchange for approximately $58,000. Each of Messrs. Morris and Thacker holds a 45% ownership interest in Ironz plc. The Company does not have an ongoing relationship with Ironz plc.

      On February 13, 2001, the Company entered into an Agreement and Plan of Merger, as amended, by and among Kiss.com, KCI Acquisition Corp., and Terrence Lee Zehrer pursuant to which the Company agreed to issue 6,250,000 shares of common stock and promissory notes in the aggregate principal amount of $5 million (the “Kiss.com Notes”) in consideration for all of the issued and outstanding shares of Kiss.com.

      In connection with the closing of the Company’s acquisition of Kiss.com on March 29, 2001, the Company issued Mr. Zehrer, as the majority stockholder of Kiss.com, a promissory note in the aggregate principal amount of $4,893,449.09 and 6,116,811 shares of common stock. Pursuant to an Escrow Agreement, 2,140,884 of such shares are being held in escrow to secure certain indemnification obligations of the Kiss.com stockholders under the Merger Agreement. In addition, the Company issued to Paul Zehrer, brother of Terrence Lee Zehrer, a promissory note in the principal amount of $24,467.25 and 30,584 shares of common stock. Pursuant to an Escrow Agreement, 10,704 of such shares are being held in escrow to secure certain indemnification obligations of the Kiss.com stockholders under the Merger Agreement.

      The principal balance of the Kiss.com Notes outstanding as of December 31, 2001 is $2,606,326. The Company is required to pay to the noteholders an amount equal to 20% of the Company’s gross Internet dating revenues on a monthly basis. Any balance outstanding is payable in full on the completion of any Company financing. Interest is payable on the notes at a rate of 7% per annum from July 1, 2001. In addition, until the Kiss.com notes are repaid, the Company is required to issue to each noteholder a certificate representing that number of shares of common stock equal to 2% of the aggregate principal amount of such person’s note that is unpaid at the end of the month then ended, divided by the greater of (i) $2.00 per share and (ii) the “average price” (as such term is defined in the Kiss.com Notes). In connection therewith, the Company has issued an aggregate of 241,824 and 1,234 shares of common stock to Terrence Lee Zehrer and Paul Zehrer, respectively, as of February 28, 2002.

      Kiss.com paid $84,000 plus accrued but unpaid interest as satisfaction in full of a promissory note dated January 1, 2001 payable to John Zehrer, brother of Terrence Lee Zehrer.

      On March 29, 2001, the Company entered into a consulting agreement with Mr. Zehrer which is in effect until the Kiss.com Notes are paid in full. Mr. Zehrer may also terminate the agreement upon thirty days prior written notice. The agreement provides that the Company will pay Mr. Zehrer $10,000 per month during the term of the agreement and will also pay for or provide health insurance and an office for Mr. Zehrer, and pay for certain business expenses. The agreement also provides that until March 29, 2003 Mr. Zehrer will not engage in, be employed by, or work for on a contractual basis any person, business or business entity which is engaged in internet personals and/or dating services, except for business activities related to adult oriented web sites. In addition, Mr. Zehrer agrees that until March 29, 2003 he will not directly or indirectly solicit any Company employee to leave his employment with the Company or solicit business from clients, customers or account holders of the Company.

      On October 2, 2001, the Company entered into an Indemnification Agreement and Escrow Agreement with Mr. Zehrer pursuant to which Mr. Zehrer agreed to indemnify the Company from any Taxes (as such term is defined in the agreement) assessed, claimed or imposed on the Company in respect of the transfer of certain of his shares of common stock to certain former employees of Kiss.com.

      Throughout 2001, the Company loaned $28,561 to Mr. Zehrer. The loan did not bear interest. Mr. Zehrer repaid the loan in its entirety in December 2001.

      uDate-UK has loaned a total of $41,625 to Mr. Morris. The loan does not bear interest.

      uDate-UK has loaned a total of $34,515 to Mr. Thacker. The loan does not bear interest.

      uDate-UK has loaned a total of $3,030 to Martin Clifford. The loan did not bear interest. Mr. Clifford repaid the loan in its entirety in January 2002.

      On December 11, 2001, the Company entered into a letter agreement with Interregnum Venture Marketing Limited (“Interregnum Ventures”), pursuant to which Interregnum Ventures agreed to assist the Company evaluate strategic alternatives. Mr. Shingles, a director of the Company, is also a director of Interregnum plc, an affiliate of Interregnum Ventures. Mr. Olisa, a director of the Company, is the Chairman, Chief Executive Officer and majority stockholder of Interregnum plc.

      Chris Morris, Operations Assistant of the Company and adult son of Melvyn Morris (i) is a potential beneficiary under the III Trust and (ii) holds options to purchase an aggregate of 140,000 shares of common stock.

Item 13.     Exhibits, List and Reports on Form 8-K

      (a) Exhibits. A list of the exhibits to this Form 10-KSB is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

      (b) Reports on Form 8-K.

      The Company filed on October 10, 2001 a Current Report on Form 8-K dated October 8, 2001, enclosing its press release announcing preliminary financial results for the month ended September 30, 2001 and the third quarter of 2001.

      The Company filed on October 30, 2001 a Current Report on Form 8-K dated October 26 2001, enclosing its press release announcing projected financial results for fourth quarter of 2001 and fiscal years 2002 and 2003.

      The Company filed on December 10, 2001 a Current Report on Form 8-K dated December 5, 2001, enclosing its press release announcing preliminary financial results for the month ended November 30, 2001.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDATE.COM, INC. (Registrant)

By:	/s/ MELVYN MORRIS

Melvyn Morris
President and Chief Executive Officer

Date: March 27, 2002

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

      In accordance with the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MELVYN MORRIS Melvyn Morris	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ MICHAEL BROCKLESBY Michael Brocklesby	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2002

/s/ MARTIN R. CLIFFORD Martin R. Clifford	Executive Vice President, Chief Operating Officer and Director	March 27, 2002

Kenneth A. Olisa	Director

/s/ GEOFF SHINGLES Geoff Shingles	Director	March 27, 2002

/s/ HOWARD W. THACKER Howard W. Thacker	Director	March 27, 2002

Terrence Lee Zehrer	Director

EXHIBIT INDEX

Exhibit No.

2.01	Share Exchange Agreement dated May 23, 2000 by and among the Registrant, Atlas Trust Company (Jersey) Limited, Internet Investments Inc., uDate.com Limited, Tavendish Enterprises Ltd., David John Shortland, Paula Loraine Shortland, Ryley Hill Ltd., the trustees of the Shortland No. 1 Trust, Melvyn Morris and Howard Thacker (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on June 9, 2000, as amended by Current Reports on Form 8-K/A filed on August 14, 2000 and March 26, 2001 and incorporated herein by reference).
2.02	Agreement and Plan of Merger of uDate.com, Inc., a California corporation, and uDate.com, Inc., a Delaware corporation dated effective as of March 27, 2001 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on March 28, 2001 and incorporated herein by reference).
2.03	Agreement and Plan of Merger dated February 13, 2001 by and among the Registrant, KCI Acquisition Corp., Kiss.com, Inc., and Lee Zehrer (filed as Exhibit 2.03 to the Registrant’s Transition Report on Form 810-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 810-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
2.04	Amendment Agreement and Consent dated February 23, 2001 by and among uDate.com, Inc., a California corporation, KCI Acquisition Corp., uDate.com, Inc., a Delaware corporation, Kiss.com, Inc., and Lee Zehrer (filed as Exhibit 2.04 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 810-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
3.01	Certificate of Incorporation of the Registrant (filed as Appendix B to the Registrant’s Definitive Information Statement filed by the Registrant with the Commission on March 6, 2001 and incorporated herein by reference).
3.02	By-laws of the Registrant (filed as Appendix C to the Registrant’s Definitive Information Statement filed by the Registrant with the Commission on March 6, 2001 and incorporated herein by reference).
4.01	Specimen Stock Certificate representing Common Stock (filed as Exhibit 4.01 to the Registrant’s Transition Report on Form 810-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 810-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.01*	Registrant’s 2000 Stock Incentive Plan and Form 8 of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on June 9, 2000, as amended by Current Reports on Form 8-K/A filed on August 14, 2000 and March 26, 2001 and incorporated herein by reference).
10.02*	Service Agreement dated May 3, 2000 between uDate.com Limited and Melvyn Morris (filed as Exhibit 10.02 to the Registrant’s Transition Report on Form 810- KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.03*	Service Agreement dated May 3, 2000 between uDate.com Limited and Howard Thacker (filed as Exhibit 10.03 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.04*	Contract of Employment dated May 9, 2000 between uDate.com Limited and Martin Clifford (filed as Exhibit 10.04 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

Exhibit No.

10.05*	Contract of Employment dated May 3, 2000 between uDate.com Limited and Anthony Dunn (filed as Exhibit 10.05 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.06*	Stock Option Agreement dated May 23, 2000 between the Registrant and Melvyn Morris (filed as Exhibit 10.06 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.07*	Stock Option Agreement dated May 23, 2000 between the Registrant and Howard Thacker (filed as Exhibit 10.07 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.08	Registration Rights Agreement dated May 23, 2000 between the Registrant and the purchasers of Common Stock of the Registrant named on the signature pages thereto (filed as Exhibit 10.08 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.09	Lease dated October 2, 2000 between uDate.com Limited and Howtin Investments, Ltd. (filed as Exhibit 10.09 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.10	Registration Rights Agreement dated March 28, 2001 between the Registrant and the purchasers of Common Stock of the Registrant named on the signature pages thereto (filed as Exhibit 10.10 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.11	Stock Purchase Warrant dated November 9, 2000 issued to Morrison and Foerster LLP (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).
10.12*	Registrant’s 2001 Stock Incentive Plan (filed as Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on May 15, 2001 and incorporated herein by reference).
10.13*	Executive Employment Agreement dated March 29, 2001 between the Registrant and Duane A. Dahl (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on April 6, 2001, as amended by Current Report on Form 8-K/A filed on June 12, 2001 and incorporated herein by reference).
10.14*	Consulting Agreement dated March 29, 2001 between the Registrant and Lee Zehrer (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on April 6, 2001, as amended by Current Report on Form 8-K/A filed on June 12, 2001 and incorporated herein by reference).
10.15	Promissory Note dated March 29, 2001 by the Registrant and KCI Acquisition Corp. in favor of Lee Zehrer (filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on April 6, 2001, as amended by Current Report on Form 8-K/A filed on June 12, 2001 and incorporated herein by reference).
10.16*	Contract of Employment dated December 4, 2000 between uDate.com Limited and Allan Watson (filed as Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).
10.17*	Amendment to Contract of Employment dated July 13, 2001 between the Registrant, uDate.com Limited and Allan Watson (filed as Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).

Exhibit No.

10.18*	Amendment to Contract of Employment dated July 13, 2001 between the Registrant, uDate.com Limited and Martin Clifford (filed as Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).
10.19*	Contract of Employment dated October 2, 2000 between uDate.com Limited and Michael Brocklesby (filed as Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).
10.20*	Amendment to Contract of Employment dated July 13, 2001 between the Registrant, uDate.com Limited and Michael Brocklesby (filed as Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).
10.21*	Amendment to Contract of Employment dated January 3, 2002 between the Registrant, uDate.com Limited and Allan Watson.
10.22*	Amendment to Contract of Employment dated January 3, 2002 between the Registrant, uDate.com Limited and Martin Clifford.
10.23*	Amendment to Contract of Employment dated January 3, 2002 between the Registrant, uDate.com Limited and Michael Brocklesby.
10.24	Non-Compete Agreement dated December 21, 2001 among the Registrant, Duane Dahl and Cindy Dahl.
10.25	Collocation License Agreement dated June 29, 2001 between the Registrant and XO Communications, Inc.
10.26	Insertion Order between the Registrant and Microsoft Corporation effective December 2001.
10.27	United States Internet Content (World Wide Web Site) Distribution Agreement dated on or about December 20, 2001 between the Registrant and InfoSpace Sales LLC.
10.28	Merchant Services Agreement dated January 2002 between the Registrant and Harris Trust and Savings Bank.
10.29	First Amendment to Subscription Agreement dated February 12, 2002 between the Registrant and Innovative Finance Limited.
10.30	Letter dated February 1, 2002 from Interregnum plc.
10.31	Letter from Geoffrey Shingles.
10.32	Invention and Non-Disclosure Agreement effective May 23, 2000 between the Registrant and Melvyn Morris.
10.33	Invention and Non-Disclosure Agreement effective May 23, 2000 between the Registrant and Anthony Dunn.
10.34	Compromise Agreement effective as of April 3, 2001 between uDate.com Limited and Howard Thacker.
16.01	Smith Cooper Letter dated March 26, 2001 regarding change in certifying accountant (filed as Exhibit 16.1 to Amendment No. 2 to the Registrant’s Current Report on Form 8-K/A filed by the Registrant with the Commission on March 26, 2001, as amended by Current Report on Form 8-K/A filed on April 4, 2001 and incorporated herein by reference).
16.02	Merdinger, Fruchter Rosen & Corso, P.C. Letter dated April 2, 2001 regarding change in certifying accountant (filed as Exhibit 16.2 to Amendment No. 3 to the Registrant’s Current Report on Form 8-K/A filed by the Registrant with the Commission on April 4, 2001 and incorporated herein by reference).
21.01	Subsidiaries of the Registrant.
23.01	Consent of KPMG Audit Plc.
24.01	Powers of Attorney (see the signature page to this Form 10-KSB).

*	Management contract or compensatory plan or arrangement filed in response to Item 13(a) of Form 10-KSB