Form 10QSB
period 2002-03-31
UDATE COM INC
filed 2002-05-14
CIK 1083652

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

                      For the transition period from                to

Commission File Number 0-32497

UDATE.COM, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	330835561
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

New Enterprise House, St Helens Street,
Derby, England DE1 3GY
(Address of Principal Executive Offices)

+44 (0) 1332 268700
(Issuer’s Telephone Number, Including Area Code)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 16, 2002, there were 25,156,663 shares of registrant’s Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes [] No [X]

UDATE.COM, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION		Page No.

Item 1	Financial Statements

	Condensed Consolidated Balance Sheets
	March 31, 2002 and December 31, 2001	3

	Condensed Consolidated Statements of Operations -
	Three Months ended March 31, 2002 and 2001	5

	Condensed Consolidated Statements of Cash Flows -
	Three Months ended March 31, 2002 and 2001	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2	Management's Discussion and Analysis or Plan of Operations	14

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	33

Item 2	Changes in Securities and Use of Proceeds	33

Item 3	Defaults upon Senior Securities	33

Item 4	Submission of Matters to a Vote of Security Holders	33

Item 5	Other Information	33

Item 6	Exhibits and Reports on Form 8-K	33

	Signatures	34

	Exhibit Index	35

PART I
Financial Information

UDATE.COM, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets	(unaudited)
	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash	$3,542,709	$4,325,580
Trade accounts receivable	362,880	492,303
Due from officers and employees	84,467	79,170
Prepaid expenses	103,030	229,247
Deferred tax asset	482,134	1,309,168

Total current assets	4,575,220	6,435,468

Intangible assets:
Goodwill	10,995,499	10,995,499
Kiss.com trade name	11,143,000	11,143,000
Less: Accumulated amortization
Goodwill	824,662	824,662
Kiss.com trade name	1,114,300	835,725

Total intangible assets	20,199,537	20,478,112

Restricted cash	2,120,000	—
Tangible fixed assets:
Computer and office equipment	2,845,443	2,665,177
Less: Accumulated depreciation	1,668,477	1,457,172

Net computer and office equipment	1,176,966	1,208,005

Total assets	28,071,723	28,121,585

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Current portion of obligations under capital leases	$67,100	$72,002
Accounts payable and accrued liabilities	4,099,003	2,013,209
Provision for restructuring costs	248,049	929,614
Deferred revenue	3,109,486	2,942,462
Note payable	—	2,606,326
Other current liabilities	563,774	805,346

Total current liabilities	8,087,412	9,368,959

Condensed Consolidated Balance Sheets	(unaudited)
	March 31,	December 31,
	2002	2001

Long term liabilities:
Obligations under capital leases, excluding current portion	9,563	27,246
Deferred revenue	30,806	54,340
Deferred tax liability	2,871,208	2,954,781
Provision for restructuring costs	124,025	186,037

	3,035,602	3,222,404

Total liabilities	$11,123,014	$12,591,363

Stockholders’ equity (deficit):
Common stock $0.001 par value; Authorised 150,000,000 and 50,000,000 at March 31, 2002 and December 31, 2001, respectively; Issued and outstanding 25,106,663 and 24,771,202 at March 31, 2002 and December 31, 2001, respectively	$25,107	$24,771
Additional paid-in capital	23,217,564	22,533,534
Retained deficit	(6,335,555)	(7,069,676)
Accumulated other comprehensive income — cumulative translation adjustment	41,593	41,593

Total stockholders’ equity	16,948,709	15,530,222

Total liabilities and stockholders’ equity	$28,071,723	$28,121,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

UDATE.COM, INC. AND SUBSIDIARIES	(unaudited)
Condensed Consolidated Statements of Operations	Three months ended March 31,

	2002	2001

Revenues	$9,136,984	$1,538,431
Operating expenses:
Selling, general and administrative expenses	3,161,956	911,474
Advertising expense	3,905,433	878,577
Depreciation	211,305	146,152
Amortization of goodwill and intangible assets	278,575	—

Total operating expenses	7,557,269	1,936,203

Net income (loss) before interest and income taxes	1,579,715	(397,772)
Interest income	10,482	3,506
Interest expense	112,615	2,079

Net income (loss) before income taxes	1,477,582	(396,345)
Income taxes	743,461	—

Net income (loss)	$734,121	$(396,345)

Basic earnings per share	0.03	(0.02)
Diluted earnings per share	0.02	(0.02)
Weighted average number of shares used in calculation of basic earnings per share	25,045,325	18,393,889
Weighted average number of shares used in calculation of diluted earnings per share	32,210,897	18,393,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

UDATE.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows	(unaudited)
	Three months ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$734,121	$(396,345)
Restricted cash	(2,120,000)	—
Depreciation of plant and equipment	211,305	146,152
Amortization of goodwill and intangible assets	278,575	—
Stock compensation expense	—	3,547
Interest paid via issuance of stock	82,966	—
Decrease in trade accounts receivable, amounts due from officers and employees and prepaid expenses and deferred tax	250,343	7,138
Increase in amounts payable and accrued liabilities, deferred revenue, amounts due to officers and directors, other current liabilities and deferred tax	1,862,965	159,908

Net cash provided by (used in) operating activities	1,300,275	(79,600)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash acquired with Kiss.com, Inc	—	49,483
Costs associated with the acquisition of Kiss.com	—	(363,178)
Website development	—	(105,098)
Capital expenditure	(55,635)	(7,094)

Net cash used in investing activities	(55,635)	(425,887)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of capital lease obligations	(22,585)	(19,483)
Loan note repayment	(2,606,326)	(100,000)
Proceeds from issuance of common stock	601,400	—

Net cash used in financing activities	(2,027,511)	(119,483)

Net decrease in cash and cash equivalents	(782,871)	(624,970)
Cash and cash equivalents at beginning of period	4,325,580	1,450,366

Cash and cash equivalents at end of period	$3,542,709	$825,396

Cash paid for interest during the period was $24,096 (2001: $nil) and cash paid for income taxes during the period was $nil (2001: $nil).

The accompanying notes are an integral part of these condensed consolidated financial statements.

uDate.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, March 31, 2002 (unaudited)

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

     The results of the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2002.

Note 2. Nature of Business

     The Company’s operations, which are all within the Internet dating segment, are split across two Web properties:

•	uDate.com Limited (“uDate-UK”), a United Kingdom (“UK”) based company providing Internet dating services on a global basis.

•	Kiss.com, Inc. (“Kiss.com”), a Delaware corporation, also providing Internet dating services on a global basis.

     Revenues are derived principally from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Web sites’ private e-mail and messaging services.

     For the three months ended March 31, 2002, revenue and net income before income taxes are derived as follows:

	(unaudited)
	For the three months ended March 31, 2002

	uDate.Com Limited	Kiss.com, Inc.	Total

Revenues	$4,124,116	$5,012,868	$9,136,984
Net income before interest, amortization, depreciation, non-allocated costs and income taxes	$2,704,980	$1,198,879	$3,903,859
Amortization and depreciation			$(489,880)
Non-allocated costs and interest			$(1,936,397)

Net income before income taxes			$1,477,582

     For the three months ended March 31, 2001 all operating activities related solely to uDate.com.

Note 3. Acquisitions

     On March 29, 2001, the Company completed the acquisition of Kiss.com, a privately held Washington corporation. Kiss.com operated a picture personals service. As a result of the acquisition, Kiss.com became a wholly-owned subsidiary of uDate.com, Inc. and uDate.com, Inc. issued 6,249,998 shares of its common stock, along with notes payable for an aggregate principal amount of $5,000,000, in exchange for all of the outstanding shares of Kiss.com. The acquisition was accounted for under the purchase method of accounting, and was valued at approximately $19.6 million, including transaction costs.

     In respect of the $5,000,000 notes payable, the balance of the notes outstanding as of March 31, 2002 is $nil.

     A summary of the purchase price for the acquisition is as follows:

Fair value of common stock issued	$14,107,138
Notes payable	$5,000,000

$19,107,138
Direct acquisition costs	$528,384

Total purchase price	$19,635,522

The purchase price has been allocated as follows:

Current assets acquired	$29,095
Cash	$49,483
Equipment	$206,492
Non-current assets acquired	$41,342
Liabilities	$(1,456,289)
Deferred tax liability	$(4,187,100)
Goodwill	$10,995,499
Customer base	$2,814,000
Kiss.com trade name	$11,143,000

Total	$19,635,522

     The amount shown above as goodwill represents the excess of purchase price over the value of the identifiable net assets acquired, including identified intangible assets.

     Goodwill was amortized on a straight line basis over its estimated useful life of ten years until December 31, 2001. From January 1, 2002, goodwill is not being amortized, but instead is reviewed annually for impairment in accordance with Statement of Financial Accounting Standards No. 142.

     The customer base was amortized over its estimated useful life of nine months.

     The Kiss.com trade name is being amortized on a straight line basis over its estimated useful life of ten years.

     The following table presents the actual results of operations for the three months ended March 31, 2002 and the pro forma results of operations for the three months ended March 31, 2001 as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of results that may occur in the future:

	(unaudited)
	Three months ended March 31,

	2002 (actual)	2001 (proforma)

Total net revenue	$9,136,984	$3,032,997
Net income (loss)	$734,121	$(929,408)
Net income (loss) per share
- Basic	$0.03	$(0.04)
- Diluted	$0.02	$(0.04)

Note 4. Liquidity

     As of March 31, 2002, the Company had unrestricted cash and cash equivalents of $3,542,709 and restricted cash of $2,120,000. The Company believes that its current unrestricted cash balance, together with its projected operating results and cash flows, will be sufficient to meet its liquidity needs for the next 12 months and, accordingly, has prepared its financial statements assuming that the Company will continue as a going concern.

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

     On the basis of its actual position as at March 31, 2002 and forecasts through 2002, the Company anticipates that it will be able to fund its operating expenses in 2002 with the cash flow from its operations.

     Restricted cash of $2,120,000 on the accompanying balance sheet consists of funds held on deposit with financial institutions in connection with credit card merchant services agreements. Restricted cash is presented separately from cash and cash equivalents in the consolidated statements of cash flows.

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

     For the periods presented herein, basic EPS differs from diluted EPS due to the inclusion in diluted EPS of 6,730,000 potential common shares related to employee stock options and 787,550 potential common shares related to other options and warrants.

     For the three months ended March 31, 2001 basic EPS is the same as diluted EPS as the effect of the potential common shares was anti-dilutive.

Note 6. Share Option Agreements

     The Company has granted stock options to certain officers and employees of the Company to purchase 100,000 shares of common stock at an exercise price of $3.25 per share; 25,000 of the options vested on January 27, 2002 and the remainder vest at the rate of 18,750 shares on each of the six month anniversaries of January 27, 2002 until fully vested. These options expire on January 27, 2012 if not exercised.

     Stock option activity during the periods indicated is as follows:

	Number of	Weighted average
	Shares	exercise price

Balance at March 1, 1999 and March 1, 2000	—	—
Granted	1,200,000	$7.50

Balance at December 31, 2000	1,200,000	$7.50
Granted	5,470,000	$1.70
Exercised	(40,000)	$1.94

Balance at December 31, 2001	6,630,000	$2.74
Granted	100,000	$3.25
Exercised	(310,000)	$1.94
Expired	(70,000)	$1.94

Balance at March 31, 2002	6,350,000	$2.80

Note 7. Income Taxes

     Income tax for the periods ended March 31, 2002 and March 31, 2001 differed from amounts computed by applying the UK income tax rate of 30% to pretax income from continuing operations as a result of the following:

	Three months ended March 31,

	2002	2001

Expected tax expense (credit)	$443,275	$(118,904)
Increase (reduction) in income taxes resulting from:
Change in the valuation allowance	—	118,904
Non-deductible legal expenses relating to a transaction the Company elected not to pursue	249,796	—
Other	50,390	—

Total	$743,461	$—

     The significant components of deferred tax assets and deferred tax liabilities at March 31, 2002 and December 31, 2001 are as follows:

	March 31,	December 31,

	2002	2001

Deferred tax assets
Net operating loss carryforwards	$482,134	$1,309,168
Non-compete payment	112,500	112,500
Other	6,000	6,000
Plant and equipment	18,902	18,902

Net deferred tax assets	619,536	1,446,570

Deferred tax liabilities
Trade names	(3,008,610)	(3,092,183)

Total gross deferred tax liabilities	(3,008,610)	(3,092,183)

Net deferred tax liabilities	(2,389,074)	(1,645,613)

     The deferred tax assets and liabilities are considered to be current unless otherwise stated.

     As of March 31, 2002, tax losses in the amount of $1,607,113 are carried forward. There is no expiration date for the utilization of these losses.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Note 8. Recent Accounting Pronouncements

     The Company has adopted the provisions of Statement of Financial Accounting Standards No.141, Business Combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

     Effective January 1, 2002, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that any goodwill and any intangible asset determined to have an indefinite life should not be amortized, but should be evaluated for impairment on at least an annual basis in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, will be effective for the Company for the year commencing January 1, 2003. The Company does not expect the standard to have a material effect on its financial statements.

     Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, is effective for the Company for the year commencing January 1, 2002. The standard did not have a material effect on the Company's financial statements.

Note 9. Shareholders’ Equity

UDATE.COM, INC. AND SUBSIDIARIES
Statement of Shareholders’ Equity and Other Comprehensive Income
10 month period ended December 31, 2000, year ended December 31, 2001, and the three month period ended March 31, 2002

					Accumulated
					other	Total
	Number	Common	Additional	Retained	comprehensive	stockholders'
	of shares	stock	capital	earnings	income	equity

Balances at March 1, 2000	10,711,835	$167	$—	$(506,088)	$16,680	$(489,241)
Net loss for the 10 month period	—	—	—	(6,202,691)	—	(6,202,691)
Cumulative translation adjustment	—	—	—	—	24,913	24,913

Comprehensive net loss						(6,177,778)

Shares issued in connection with:
Warrants and options granted to non-employees for services	—	—	451,423	—	—	451,423
Offer to new investors in uDate.com Limited	213,165	—	223,880	—	—	223,880
Reverse acquisition and share reorganization	7,330,000	18,088	7,287,854	—	—	7,305,942

Balances at December 31, 2000	18,255,000	18,255	7,963,157	(6,708,779)	41,593	1,314,226
Net loss for the year	—	—	—	(360,897)	—	(360,897)
Warrants and options granted to non-employees for services	—	—	42,564	—	—	42,564
Shares issued in connection with:
Acquisition of Kiss.com	6,249,998	6,250	14,100,888	—	—	14,107,138
Loan note interest following the acquisition of Kiss.com	226,204	226	349,365	—	—	349,591
Exercise of stock options	40,000	40	77,560	—	—	77,600

Balances at December 31, 2001	24,771,202	24,771	22,533,534	(7,069,676)	41,593	15,530,222
Net profit for the 3 month period	—	—	—	734,121	—	734,121
Shares issued in connection with :
Loan note interest following the acquisition of Kiss.com	25,461	26	82,940	—	—	82,966
Exercise of stock options	310,000	310	601,090	—	—	601,400

Balances at March 31, 2002	25,106,663	$25,107	$23,217,564	$(6,335,555)	$41,593	$16,948,709

Special Note Regarding References

     References in this Quarterly Report on Form 10-QSB to www.udate.com, www.kiss.com, any variations of the foregoing, or any other uniform resource locator, or URL, are inactive textual references only. The information on uDate’s Web site, Kiss’ Web site and any other Web site is not incorporated by reference into this Quarterly Report on Form 10-QSB and should not be considered to be a part of this document.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

     This report includes forward-looking statements. Any statement in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates” or “anticipates” or the negative of those words or other comparable terminology. Forward-looking statements in this report include:

•	forecasts of the growth of our market, and our ability to capitalize on such growth;

•	statements regarding our profitability and growth strategy; and

•	statements regarding our future revenues, our expense levels and our liquidity and capital resources.

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

     Any of such statements and this discussion should be read in conjunction with the Company’s unaudited consolidated financial statements included herein and the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2002.

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

     The Company’s main office is located in Derby, England. The Company’s Web infrastructure, including its server hardware and software application, is housed under a co-location agreement with XO Communications in Secaucus, New Jersey. The uDate and Kiss Web sites are available globally under the uniform resource locators (URLs) www.udate.com and www.kiss.com, respectively. As of March 31, 2002, the Company had approximately 8 million members and 213,000 paying members in more than 50 countries world-wide. The Company’s principal markets are the US, UK and continental Europe.

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

     The uDate and Kiss Web sites allow members to register free of charge. Free membership entitles a member to build a personal profile that is visible to other members. The personal profile includes detailed demographic data, photographs and a personal description. Members are able to visit the Web sites at any time and identify other members whom they might like to meet. The Company operates a “pay to communicate” business model. The principal difference between membership generally and paying membership is that paying members may contact other paying members through the uDate and Kiss Web sites and may initiate contact with non-paying members. Non-paying members may not read messages from other members or reply to messages. This Quarterly Report uses the term “paying member” or “subscriber” to denote a person who has purchased a subscription from the Company and the term “registered member” or “non-paying member” to denote a person who has not agreed to pay the Company but who has registered with the Company and created a personal profile.

     The Company’s operations are supported by 24-hour customer service. The customer service team receives and responds to members’ inquiries by e-mail.

Services

     The uDate and Kiss Web sites provide a wide range of product features that enable members to find potential friends. These include:

•	Who’s On — a list of members who are logged on and active on the Web site at that moment in time;

•	Match — a user-driven tool that enables members to search the entire membership database using up to 33 elements of demographic and psychographic criteria. A range of Matches are supported, including 1-Way, 2-Way, Online Users and New Users;

•	Encounters — a list of members who have shown an interest in the user’s profile, along with the type of interest shown;

•	My uDate / Kiss — a summary of the member’s profile with useful hints and tips on how to get noticed. This feature also provides a number of useful lists of other members who may be of interest to the user;

•	Gallery — a summary of members with new or revised photographs; and

•	E-mail prompts — all members are provided with system-generated e-mail prompts and alerts about new or matching members who may be of interest.

     Paying members have access to two additional product features that enable them to communicate with other members:

•	Whispers - an integrated instant-messaging product which enables paying members to hold up to 30 real-time, discreet one-on-one conversations with other paying members; and

•	Private E-mail - an HTML-based private e-mail system.

     The Company derives substantially all of its revenues from the sale of paying memberships. Members may subscribe to enable unlimited communication with other paying members and to initiate contact with non-paying members. Subscription plans are available for periods of one month, three months, six months and 12 months. A one-month subscription currently costs $24.95. Free memberships do not have a fixed duration or term and may be cancelled by the member at any time.

Critical Accounting Policies

     The Company has identified the following as critical accounting policies to the Company: revenue recognition, valuation and impairment of acquired intangible assets and goodwill and realization of deferred tax assets. Critical accounting policies are those accounting policies that are both most important to the portrayal of a company’s financial condition and results, and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A more full description of each of the Critical Accounting Policies can be found in the Company’s Annual Report filed on Form 10-KSB for the year ended December 31, 2001.

Results of Operations for the Three Months Ended March 31, 2002 and March 31, 2001

     The acquisition of Kiss.com was completed on March 29, 2001. Accordingly, the results of operations for the three months ended March 31, 2001 do not include the operating results of Kiss.com; however, pro-forma percentage comparisons are made where appropriate to aid understanding. In addition, although not required, the Company provides a basis for comparative evaluation of performance between the fourth quarter of 2001 and the first quarter of 2002. This information is being provided in this filing in an effort to help investors follow the Company’s progress until comparative information on a year-to-year basis is more meaningful. Unless specifically discussed below, there were no material changes from period to period in line items of the financial statements, other than those changes arising from the inclusion of the results of operations of Kiss.com for the three months ended March 31, 2002. In addition, unless specifically discussed below, there are no seasonal aspects that had a material effect on the Company’s financial conditions or results of operations.

     Revenues

     Total revenues for the three months ended March 31, 2002 were $9,136,984 compared to $1,538,431 for the three months ended March 31, 2001, an increase of 494%. On a pro-forma basis (as if the Company’s acquisition of Kiss.com had occurred on January 1, 2001), the revenues for the three months ended March 31, 2001 for uDate and Kiss combined were $3,032,997; the Company’s revenues for the first quarter of 2002 increased 201% over its pro forma revenues for the first quarter of 2001. The growth in membership revenues was primarily due to the continued greater awareness of the uDate and Kiss Web sites as a consequence of targeted marketing activities and the impact of automatic renewal of the members’ subscriptions upon the expiration of the subscription period. The automatic renewal process was introduced on the uDate Web site on May 23, 2001 and was in effect on the Kiss Web site prior to the Company’s March 2001 acquisition of Kiss.com.

     Membership revenues for the three months ended March 31, 2002 comprised 99.9% of total revenues returned in the quarter.

     No barter advertisements were displayed on either Web site during the three months ended March 31, 2002.

     Total revenues for the three months ended March 31, 2002 were $9,136,984 compared to $7,742,538 for the three months ended December 31, 2001, an increase of 18.0%.

     Selling, General and Administrative Expense

     Total selling, general and administrative expenses for the three months ended March 31, 2002 were $3,161,956 compared to $911,474 for the three months ended March 31, 2001, an increase of 247%.

     Significant components of selling, general and administrative expense in the three months ended March 31, 2002 include a) wages and salaries of $962,882, b) legal, professional, accounting and consultancy fees of $372,885, c) bank and transaction charges of $351,543, d) Internet Service Provider charges of $272,360, and e) legal, professional, accounting and consultancy fees associated with a transaction the Company chose not to pursue of $973,452.

     Excluding one off costs of $973,452 and $1,994,334 for the for first quarter of 2002 and fourth quarter of 2001, respectively, selling general and administration expenses for the first quarter of 2002 were $2,188,504 compared to $2,440,959 for the last quarter of 2001, a decrease of 10.3%. This decrease is primarily the result of savings obtained in wages and salaries, ISP and offices costs in connection with the re-organization of the Kiss.com operations during the three months ended December 31, 2001.

     Advertising Expense

     Advertising expense for the three months ended March 31, 2002 was $3,905,433 compared to $878,577 for the three months ended March 31, 2001, an increase of 345%. On a pro-forma basis (as if the Company’s acquisition of Kiss.com had occurred on January 1, 2001), advertising expense for the three months ended March 31, 2001 for uDate and Kiss combined were $1,630,907; the Company’s advertising expense for the first quarter of 2002 increased 139% over its pro forma advertising expense for the first quarter of 2001. The Company invested in marketing activities in order to grow its subscription revenues by attracting more potential paying members to its sites.

     Advertising through on-line media contributed to the majority of the 1,958,497 new registered members who joined in the three months ended March 31, 2002.

     Advertising expense continues to be predominantly for online media. The Company has a number of “integrated content” relationships with portals, ISPs and online newspapers, and purchases targeted advertising on key Web properties, including portals, Web sites dedicated to alumni networks, search engines and ISPs. The Company also has an affiliate program.

     Advertising expense for the first quarter of 2002 was $3,905,433 compared to $2,367,561 for the last quarter of 2001, an increase of 65%. This increase was primarily due to a 24% increase in the number of new registered members joining the Company’s sites, combined with a 32% increase in the cost of acquiring new registered members.

     Depreciation

     Depreciation during the three months ended March 31, 2002 totaled $211,305, compared to $146,152 for the three months ended March 31, 2001, an increase of 45%. This increase was due to the significant capital expenditure undertaken by the Company to continue to expand its server hardware, housed in Secaucus, New Jersey.

     Amortization of Goodwill and Intangible Assets

     Amortization of intangible assets relating to the acquisition of Kiss.com amounts to $278,575 for the three months ended March 31, 2002 compared to $nil for the three months ended March 31, 2001.

     The purchase price for the Kiss.com acquisition, including transaction costs, was approximately $19.6 million along with the assumption of liabilities of $5.3 million. Of this, approximately $11.0 million was allocated to goodwill, $2.8 million was allocated to Kiss.com’s customer base and $11.1 million was allocated to the Kiss.com trade name. Goodwill has been amortized in the results for 2001 on a straight-line basis over its estimated useful life of ten years. The Company has adopted Statement of Financial Accounting Standards No. 142, effective January 1, 2002, which requires that, beginning January 1, 2002, goodwill will no longer be amortized but will be reviewed for impairment on an annual basis. The customer base was fully amortized in 2001 over its estimated useful life of nine months. The Kiss.com trade name will be amortized on a straight-line basis over its estimated useful life of ten years.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No.141, Business Combinations. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

     Effective January 1, 2002, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that any goodwill and any intangible asset determined to have an indefinite life should not be amortized, but should be evaluated for impairment on at least an annual basis in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     The Company has completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. Unamortized goodwill in the amount of $10,170,837 is subject to the transition provisions of Statements 141 and 142.

     Interest

     The principal component of the interest expense during the quarter ended March 31, 2002 is interest due on the promissory notes issued in connection with the acquisition of Kiss.com, Inc. (the “Kiss.com Notes”), which amounted to $107,061.

     The remaining balance outstanding under the Kiss.com Notes was fully repaid during the three months ended March 31, 2002.

     Income Taxes

     The income tax charge for the three months ended March 31, 2002 is $743,461. The high effective rate is a result of non-deductible expenses in respect of a transaction the Company elected not to pursue.

     Net Income (Loss)

     The overall net income for the three months ended March 31, 2002 is $734,121 compared to ($396,345) for the three months ended March 31, 2001.

     The net income for the three months ended March 31, 2002 is stated after having taken account of amortization of intangibles of $278,575 arising from the acquisition of Kiss.com and legal, professional, accounting and consultancy fees associated with a transaction the Company chose not to pursue of $973,452.

     Liquidity and Capital Resources

     At March 31, 2002, the Company’s principal sources of liquidity consisted of cash of $5,662,709, compared to $4,325,580 as at December 31, 2001. This increase in cash is primarily the result of cash generated from operations and proceeds from the issuance of common stock, mitigated by repayments in respect of the Kiss.com Notes.

     Cash as at March 31, 2002 includes restricted cash of $2,120,000 held on deposit with financial institutions in connection with credit card merchant services agreements.

     The Company’s net working capital deficit increased to ($3,374,790) at March 31, 2002 from ($2,933,491) at December 31, 2001, primarily as a result of the recognition of restricted cash as described above and the repayment of the Kiss.com Notes, which has eroded the effect of cash generated from operations and proceeds from the issuance of common stock.

     During the three months ended March 31, 2002, the remaining balance outstanding on the Kiss.com Notes was repaid in full. This represents a repayment during the quarter ended March 31, 2002 in excess of $2.6 million, and an overall repayment, including interest, during the last 12 months in excess of $5 million, all of which was made from funds generated through cash flow from operations.

     On the basis of the actual position as at March 31, 2002 and forecasts through 2002, the Company anticipates that it will be able to fund its operating expenses and capital expenditures in 2002 with existing cash and the cash flow from its operations. The Company’s actual future cash requirements, however, will depend on many factors, including changes in its advertising and technology expenses, costs associated with the development and introduction of new services, and competitive pressures. The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company’s historical operating results, or may not be obtainable on terms acceptable to the Company.

     Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital, which would be dilutive to current stockholders.

     Recent Accounting Pronouncements

     Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, will be effective for the Company for the year commencing January 1, 2003. The Company does not expect the standard to have a material effect on its financial statements.

     Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, is effective for the Company for the year commencing January 1, 2002. The standard did not have a material effect on the Company’s financial statements.

Risk Factors

Risks Related to the Company’s Financial Condition and Business Model

     The Company has a limited operating history

     The Company was formed in January 1999 in order to provide representation and other services to musical artists such as songwriters and performers. The Company had very limited operations and revenues, and limited business prospects, until May 23, 2000, the date of the acquisition of uDate.com Limited (“uDate-UK”).

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

     The Company may not be able to sustain profitability

     For the three months ended March 31, 2002 the Company returned a net income of $734,121. At March 31, 2002, the Company had an accumulated deficit of approximately $6.3 million.

     The Company cannot assure investors that it can sustain profitability in the future. If revenues grow at a slower rate than anticipated or decrease, or if advertising costs or other spending levels exceed expectations or cannot be adjusted to reflect slower or negative revenue growth, the Company may not be able to sustain profitability.

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

The short length of the average subscription requires that the Company must continually seek new subscribers to maintain its current level of revenue

     The Company believes that the average length of a subscription for any on-line dating service, including those offered by uDate and Kiss, is approximately four months. The Company also believes that users of on-line dating services will often re-register on a new site following the expiration of their initial subscription on their original site, to increase their chances of a “fresh start.” This makes it difficult for the Company to have a stable customer base and requires that the Company must constantly seek new subscribers to maintain its current level of revenue.

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

     The Company’s intellectual property protection may not be adequate

     The Company has developed technologies that it uses in its business. It relies primarily on a combination of common law trade secret, copyright and trademark protection and contractual provisions to protect its proprietary rights in such technologies. The Company has not yet obtained federal registrations covering all of its key marks.

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

     Since the Company’s stock price is potentially volatile, it may become subject to securities litigation, which is expensive and could result in a diversion of resources. Litigation brought against it could result in substantial costs to it in defending against the lawsuit and a diversion of management’s attention. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Since the Company’s stock price is volatile, it could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on its business and results of operations.

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

PART II.
Other Information

Item 1. Legal Proceedings

     The Company has not been a party to, nor has its property been the subject of any legal proceedings beyond routine litigation incidental to its business.

Item 2. Changes in Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) On January 5, 2002, February 5, 2002 and March 5, 2002, the Company issued an aggregate of 25,461 shares of common stock to four former stockholders of Kiss.com, Inc. pursuant to notes issued to such former stockholders in connection with the Company’s acquisition of Kiss.com. The Company relied on the exemption provided by Section 4(2) of the Securities Act for this issuance of its common stock. The former stockholders represented their intention to acquire such securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had access to information about the Company to make an informed investment decision. No underwriters were involved in these issuances of securities.

(d) Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2002.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. A list of the exhibits to this Form 10-QSB is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

     (b)  Reports on Form 8-K.

On April 1, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits), a press release summarizing the Company’s financial results for the year ended December 31, 2001. No financial statements were filed with this report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDATE.COM, INC.

May 14, 2002	By:	/s/ Melvyn Morris Melvyn Morris Chief Executive Officer

May 14, 2002	By:	/s/ Michael Brocklesby Michael Brocklesby Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

10.1	Lease dated April 4, 2002 between Howtin Investments Limited and uDate.com Limited.