Form 10QSB
period 2002-06-30
UDATE COM INC
filed 2002-08-14
CIK 1083652

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

     As of July 12, 2002, there were 25,174,663 shares of Registrant’s Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes   No

PART I
Financial Statements
Management’s Discussion and Analysis or Plan of Operations
PART II
Legal Proceedings
Changes in Securities and Use of Proceeds
Defaults Upon Senior Securities
Submission of Matters to a Vote of Security Holders
Other Information
Exhibits and Reports on Form 8-K
Signatures
Exhibits Index
E-Business Hosting Agreement

UDATE.COM, INC. AND SUBSIDIARIES
INDEX

PART I
Financial Information

UDATE.COM, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	(unaudited)
	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash	$4,790,378	$4,325,580
Trade accounts receivable	423,912	492,303
Due from officers and employees	86,450	79,170
Prepaid expenses	114,872	229,247
Deferred tax asset	770,811	1,309,168

Total current assets	6,186,423	6,435,468

Intangible assets:
Goodwill	10,995,499	10,995,499
Kiss.com trade name	11,143,000	11,143,000
Less: accumulated amortization
Goodwill	824,662	824,662
Kiss.com trade name	1,392,872	835,725

Total intangible assets	19,920,965	20,478,112

Restricted cash	2,802,649	—
Tangible fixed assets:
Computer and office equipment	3,970,434	2,665,177
Software development costs	329,144	—
Less: accumulated depreciation
Computer and office equipment	1,725,809	1,457,172
Software development costs	—	—

Net tangible fixed assets	2,573,769	1,208,005

Total assets	31,483,806	28,121,585

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Current portion of obligations under capital leases	$12,745	$72,002
Accounts payable and accrued liabilities	3,879,827	2,013,209
Provision for restructuring costs	248,049	929,614
Deferred revenue	3,716,582	2,942,462
Note payable	—	2,606,326
Income tax payable	1,102,703	—
Other current liabilities	428,784	805,346

Total current liabilities	9,388,690	9,368,959

	(unaudited)
	June 30,	December 31,
	2002	2001

Long term liabilities:
Obligations under capital leases, excluding current portion	—	27,246
Deferred revenue	9,160	54,340
Deferred tax liability	2,925,038	2,954,781
Provision for restructuring costs	62,012	186,037

	2,996,210	3,222,404

Total liabilities	$12,384,900	$12,591,363

Stockholders’ equity (deficit):
Common stock $0.001 par value; authorized 150,000,000 and 50,000,000 at June 30, 2002 and December 31, 2001, respectively; issued and outstanding 25,171,663 and 24,771,202 at June 30, 2002 and December 31, 2001, respectively	$25,172	$24,771
Additional paid-in capital	23,342,699	22,533,534
Retained deficit	(4,310,558)	(7,069,676)
Accumulated other comprehensive income — cumulative translation adjustment	41,593	41,593

Total stockholders’ equity	19,098,906	15,530,222

Total liabilities and stockholders’ equity	$31,483,806	$28,121,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

UDATE.COM, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Revenues	$9,383,498	$4,217,129	$18,520,482	$5,755,560
Operating expenses:
Selling, general and administrative expenses	2,270,807	2,349,155	5,432,763	3,260,629
Advertising expense	3,656,440	1,644,882	7,561,873	2,523,459
Depreciation	292,347	196,282	503,652	342,434
Amortization of goodwill and intangible assets	278,575	1,037,538	557,150	1,037,538

Total operating expenses	6,498,169	5,227,857	14,055,438	7,164,060

Net income (loss) before interest and income taxes	2,885,329	(1,010,728)	4,465,044	(1,408,500)
Interest income	14,825	5,564	25,307	9,070
Interest expense	7,300	9,308	119,915	11,387

Net income (loss) before income taxes	2,892,854	(1,014,472)	4,370,436	(1,410,817)
Income taxes	867,857	—	1,611,318	—

Net income (loss)	$2,024,997	$(1,014,472)	$2,759,118	$(1,410,817)

Basic earnings per share	0.08	(0.04)	0.11	(0.07)
Diluted earnings per share	0.08	(0.04)	0.10	(0.07)
Weighted average number of shares used in calculation of basic earnings per share	25,155,399	24,504,998	25,100,666	21,466,325
Weighted average number of shares used in calculation of diluted earnings per share	26,981,521	24,504,998	27,263,046	21,466,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

UDATE.COM, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,024,997	$(1,014,472)	$2,759,118	$(1,410,817)
Restricted cash	(682,649)	—	(2,802,649)	—
Depreciation of plant and equipment	292,347	196,282	503,652	342,434
Amortization of goodwill and intangible assets	278,575	1,037,538	557,150	1,037,538
Stock compensation expense	—	10,641	—	14,188
Interest paid via issuance of stock	—	—	82,966	—
Decrease in trade accounts receivable, amounts due from officers and employees and prepaid expenses and deferred tax	(363,534)	(351,750)	738,745	31,882
Increase in accounts payable and accrued liabilities, deferred revenue, amounts due to officers and directors, other current liabilities and deferred tax	1,325,801	975,322	2,461,461	435,321

Net cash provided by (used in) operating activities	2,875,537	853,561	4,300,443	450,546

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash acquired with Kiss.com, Inc.	—	—	—	49,483
Costs associated with the acquisition of Kiss.com	—	(455,119)	—	(494,882)
Software development costs	(329,144)	(23,187)	(329,144)	(128,285)
Capital expenditure	(1,360,006)	(170,889)	(1,540,272)	(177,983)

Net cash used in investing activities	(1,689,150)	(649,195)	(1,869,416)	(751,667)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayment of capital lease obligations	(63,918)	(72,080)	(86,503)	(91,563)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Loan note repayment	—	—	(2,606,326)	(100,000)
Proceeds from issuance of common stock	125,200	—	726,600	—

Net cash provided by (used in) financing activities	61,282	(72,080)	(1,966,229)	(191,563)

Net increase (decrease) in cash and cash equivalents	1,247,669	132,286	464,798	(492,684)
Cash and cash equivalents at beginning of period	3,542,709	825,396	4,325,580	1,450,366

Cash and cash equivalents at end of period	$4,790,378	$957,682	$4,790,378	$957,682

Cash paid for interest during the period was $7,300 (2001: $9,308) and cash paid for income taxes during the period was $nil (2001: $nil)

The accompanying notes are an integral part of these condensed consolidated financial statements.

uDate.com, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements, June 30, 2002 (unaudited)

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

     The results of the three months ended June 30, 2002 and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2002 and the Company’s Form 10-QSB filed with the Commission on May 15, 2002.

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that any goodwill and any intangible asset determined to have an indefinite life should not be amortized, but should be evaluated for impairment on at least an annual basis in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     Excluding the impact of amortization of goodwill, net income for the periods would have been as follows:

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Reported net income (loss)	$2,024,997	$(1,014,472)	$2,759,118	$(1,410,817)
Add back amortization of goodwill	—	1,037,538	—	1,037,538

Net income (loss) before amortization of goodwill	$2,024,997	$23,066	$2,759,118	$(373,279)

Reported basic earnings per share	0.08	(0.04)	0.11	(0.07)
Reported diluted earnings per share	0.08	(0.04)	0.10	(0.07)
Goodwill amortization per basic share	—	0.04	—	0.05
Goodwill amortization per diluted share	—	0.04	—	0.05
Basic earnings per share before amortization of goodwill	0.08	0.00	0.11	(0.02)
Diluted earnings per share before amortization of goodwill	0.08	0.00	0.10	(0.02)

     For the three months ended June 30, 2001 and six months ended June 30, 2001, no distinction was made between amortization of intangibles and amortization of goodwill, as the Company had yet to finalize its valuation analysis of the assets acquired in the acquisition of Kiss.com. For those periods all amortization was classified as goodwill.

     During the three months ended June 30, 2002, the Company began capitalizing software development costs related to the Company’s next generation application, the development of which commenced during the period. Costs capitalized in the period amounted to $329,144, which comprised a proportion of the total employment costs of employees involved in the development work as well as other costs directly incurred in the development. Capitalization commenced once the technical feasibility of the development was established. The carrying values for the development costs are expected to be recovered by future cashflows.

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

     For the three months ended June 30, 2002, revenue and net income before income taxes are derived as follows:

	For the three months ended June 30, 2002

	uDate.com
	Limited	Kiss.com, Inc.	Total

Revenues	$4,365,862	$5,017,636	$9,383,498
Net income before interest, amortization, depreciation, non-allocated costs and income taxes	$3,333,788	$765,368	$4,099,156
Amortization and depreciation			($570,922)
Non-allocated costs and interest			($635,380)

Net income before income taxes			$2,892,854

     For the six months ended June 30, 2002, revenue and net income before income taxes are derived as follows:

	For the six months ended June 30, 2002

	uDate.com
	Limited	Kiss.com, Inc.	Total

Revenues	$8,489,978	$10,030,504	$18,520,482
Net income before interest, amortization, depreciation, non-allocated costs and income taxes	$6,038,768	$1,964,247	$8,003,015
Amortization and depreciation			($1,060,802)
Non-allocated costs and interest			($2,571,777)

Net income before income taxes			$4,370,436

Note 3.   Acquisitions

     On March 29, 2001, the Company completed the acquisition of Kiss.com, a privately held Washington corporation. Kiss.com operated a picture personals service. As a result of the acquisition, Kiss.com became a wholly-owned subsidiary of uDate.com, Inc. and uDate.com, Inc. issued 6,249,998 shares of its common stock, along with notes payable for an aggregate principal amount of $5,000,000 (the “Kiss.com Notes”), in exchange for all of the outstanding shares of Kiss.com. The acquisition was accounted for under the purchase method of accounting, and was valued at approximately $19.6 million, including transaction costs.

     A summary of the purchase price for the acquisition is as follows:

Fair value of common stock issued	$14,107,138
Notes payable	$5,000,000

$19,107,138
Direct acquisition costs	$528,384

Total purchase price	$19,635,522

     The purchase price has been allocated as follows:

Current assets acquired	$29,095
Cash	$49,483
Equipment	$206,492
Non-current assets acquired	$41,342
Liabilities	($1,456,289)
Deferred tax liability	($4,187,100)
Goodwill	$10,995,499
Customer base	$2,814,000
Kiss.com trade name	$11,143,000

Total	$19,635,522

     The amount shown above as goodwill represents the excess of purchase price over the value of the identifiable net assets acquired, including identified intangible assets.

     Goodwill was amortized on a straight-line basis over its estimated useful life of ten years until December 31, 2001. From January 1, 2002, goodwill is not being amortized, but instead is reviewed annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     The customer base was amortized over its estimated useful life of nine months.

     The Kiss.com trade name is being amortized on a straight-line basis over its estimated useful life of ten years.

Note 4.   Liquidity

     As of June 30, 2002, the Company had unrestricted cash and cash equivalents of $4,790,378 and restricted cash of $2,802,649. The Company believes that its current unrestricted cash balance, together with its projected operating results and cash flows, will be sufficient to meet its liquidity needs for the next 12 months and, accordingly, has prepared its financial statements assuming that the Company will continue as a going concern.

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

     On the basis of its actual position as at June 30, 2002 and forecasts through 2002, the Company anticipates that it will be able to fund its operating expenses in 2002 with the cash flow from its operations.

     Restricted cash of $2,802,649 on the accompanying balance sheet consists of funds held on deposit with financial institutions in connection with credit card merchant services agreements. Restricted cash is presented separately from cash and cash equivalents in the consolidated statements of cash flows.

Note 5.   Earnings Per Share

     Basic earnings (loss) per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding the effect of any dilutive potential common stock. Diluted EPS reflects the potential dilution in the earnings of an entity that could occur as a result of any potential common stock outstanding during the period.

     For the periods presented herein, basic EPS differs from diluted EPS due to the inclusion in the calculation of diluted EPS of 1,826,122 and 2,162,380 potential common shares related to employee stock options and other options and warrants for the three months ended June 30, 2002 and the six months ended June 30, 2002, respectively.

     For the three months ended June 30, 2001 and six months ended June 30, 2001, basic EPS is the same as diluted EPS as the effect of the potential common shares was anti-dilutive.

Note 6.   Stock Option Agreements

     No options were granted to officers and employees of the Company during the three month period ended June 30, 2002.

     Stock option activity during the periods indicated is as follows:

	Number of	Weighted average
	Shares	exercise price

Balance at December 31, 2000	1,200,000	$7.50
Granted	5,470,000	$1.70
Exercised	(40,000)	$1.94

Balance at December 31, 2001	6,630,000	$2.74
Granted	100,000	$3.25
Exercised	(310,000)	$1.94
Expired	(70,000)	$1.94

Balance at March 31, 2002	6,350,000	$2.80
Granted	—	—
Exercised	(65,000)	$1.93

Balance at June 30, 2002	6,285,000	$2.81

Note 7.   Income Taxes

     Income tax for the three-month periods ended June 30, 2002 and 2001, and for the six-month periods ended June 30, 2002 and 2001 differed from amounts computed by applying the UK income tax rate of 30% to pretax income from continuing operations as a result of the following:

	Three months to	Three months to	Six months to	Six months to
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Expected tax expense (credit)	$867,857	$(304,342)	$1,311,132	$(423,245)
Increase (reduction) in income taxes resulting from:
Change in the valuation allowance	—	304,342	—	423,245
Goodwill amortization	—	—	—	—
Recalculation of prior year losses	—	—	—	—
Non-deductible legal expenses relating to a transaction the Company elected not to pursue	—	—	249,796	—
Other	—	—	50,390	—

Total	$867,857	$—	$1,611,318	$—

     The significant components of deferred tax assets and deferred tax liabilities at June 30, 2002 and December 31, 2001 are as follows:

	June 30,	December 31,
	2002	2001

Deferred tax assets
Net operating loss carryforwards	$745,909	$1,309,168
Non-compete payment	—	112,500
Other	6,000	6,000
Plant and equipment	18,902	18,902

Net deferred tax assets	770,811	1,446,570

Deferred tax liabilities
Trade names	(2,925,038)	(3,092,183)

Total gross deferred tax liabilities	(2,925,038)	(3,092,183)

Net deferred tax liabilities	(2,154,227)	(1,645,613)

     The deferred tax assets and liabilities are considered to be current unless otherwise stated.

     As of June 30, 2002, tax losses in the amount of $2,486,363 are carried forward. These tax losses arise in the USA. There is no expiration date for the utilization of these losses.

     As of June 30, 2002, a balance sheet liability of $1,102,703 was held in relation to income tax payable in the UK.

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

Note 8.   Recent Accounting Pronouncements

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

     Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, will be effective for the Company for the year commencing January 1, 2003. The standard rescinds Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt; Statement of Financial Accounting Standards No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; Statement of Financial Accounting Standards No. 44, Accounting for Intangible Assets of Motor Carriers; and amends Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company does not expect the standard to have a material effect on its financial statements.

Note 9.   Shareholders’ Equity

UDATE.COM, INC. AND SUBSIDIARIES
Statement of Shareholders’ Equity and Other Comprehensive Income
Year ended December 31, 2001, the three month period ended March 31, 2002 and the three month period ended June 30, 2002

					Accumulated
					other	Total
	Number	Common	Additional	Retained	comprehensive	stockholders'
	of shares	stock	capital	earnings	income	equity

Balances at December 31, 2000	18,255,000	$18,255	$7,963,157	$(6,708,779)	$41,593	$1,314,226
Net loss for the year	—	—	—	(360,897)	—	(360,897)
Warrants and options granted to non-employees for services	—	—	42,564	—	—	42,564
Shares issued in connection with:
Acquisition of Kiss.com	6,249,998	6,250	14,100,888	—	—	14,107,138
Loan note interest following the acquisition of Kiss.com	226,204	226	349,365	—	—	349,591
Exercise of stock options	40,000	40	77,560	—	—	77,600

Balances at December 31, 2001	24,771,202	24,771	22,533,534	(7,069,676)	41,593	15,530,222
Net profit for the 3 month period	—	—	—	734,121	—	734,121
Shares issued in connection with:
Loan note interest following the acquisition of Kiss.com	25,461	26	82,940	—	—	82,966
Exercise of stock options	310,000	310	601,090	—	—	601,400

Balances at March 31, 2002	25,106,663	25,107	23,217,564	(6,335,555)	41,593	16,948,709
Net profit for the 3 month period	—	—	—	2,024,997	—	2,024,997
Shares issued in connection with:
Exercise of stock options	65,000	65	125,135	—	—	125,200

Balances at June 30, 2002	25,171,663	$25,172	$23,342,699	$(4,310,558)	$41,593	$19,098,906

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

     Any of such statements and this discussion should be read in conjunction with the Company’s unaudited consolidated financial statements included herein, the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2002 and the Company’s Form 10-QSB filed with the Commission on May 15, 2002.

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

     The Company’s main office is located in Derby, England. The Company’s Web infrastructure, including its server hardware and software application, is housed with IBM in Secaucus, New Jersey. The uDate and Kiss Web sites are available globally under the uniform resource locators (URLs) www.udate.com and www.kiss.com, respectively. As of June 30, 2002, the Company had approximately 11 million members, of whom 225,000 were paying members, in more than 50 countries world-wide. The Company’s principal markets are the US, UK and continental Europe.

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

     The uDate and Kiss Web sites allow members to register free of charge. Free membership entitles a member to build a personal profile that is visible to other members and to send up to three free emails to other members. The personal profile includes detailed demographic data, photographs and a personal description. Members are able to visit the Web sites at any time and identify other members whom they might like to meet. Other than the three free emails, the Company operates a “pay to communicate” business model. The principal difference between membership generally and paying membership is that paying members may contact numerous other paying members through the uDate and Kiss Web sites and may initiate contact with non-paying members. Non-paying members may not read messages from other members or reply to messages. This Quarterly Report uses the term “paying member” or “subscriber” to denote a person who has purchased a subscription from the Company and the term “registered member” or “non-paying member” to denote a person who has not agreed to pay the Company but who has registered with the Company and created a personal profile.

     The Company’s operations are supported by 24-hour customer service. The customer service team receives and responds to members’ general inquiries by e-mail and billing enquiries by telephone.

Services

     The uDate and Kiss Web sites provide a wide range of product features that enable members to find potential friends. These include:

•	Who’s On — a list of members who are logged on and active on the Web site at that moment in time;

•	Match — a user-driven tool that enables members to search the entire membership database using up to 33 elements of demographic and psychographic criteria. A range of Matches are supported, including 1-Way, 2-Way, Online Users and New Users;

•	Encounters — a list of members who have shown an interest in the user’s profile, along with the type of interest shown;

•	My uDate/Kiss — a summary of the member’s profile with hints and tips on how to get noticed. This feature also provides a number of lists of other members who may be of interest to the user;

•	Gallery — a summary of members with new or revised photographs; and

•	E-mail prompts — all members are provided with system-generated e-mail prompts and alerts about new or matching members who may be of interest.

     Paying members have access to two additional product features that enable them to communicate with other members:

•	Whispers — an integrated instant-messaging product which enables paying members to hold up to 30 real-time, discreet one-on-one conversations with other paying members; and

•	Private E-mail — an HTML-based private e-mail system.

     The Company derives substantially all of its revenues from the sale of paying memberships. Members may subscribe to enable unlimited communication with other paying members and to initiate contact with non-paying members. Subscription plans are currently available for periods of one month, three months and six months. A one-month subscription currently costs $24.95. Free memberships do not have a fixed duration or term and may be cancelled by the member at any time.

     The Company is currently developing a next generation application, which is expected to support multiple Web properties, each having different look, feel and functionality. In addition, the application is expected to support different languages and have enhanced introduction and matching capabilities.

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

Results of Operations for the Three and Six Months Ended June 30, 2002 and 2001

Revenues

     Total revenues for the three months ended June 30, 2002 were $9,383,498 compared to $4,217,129 for the three months ended June 30, 2001, an increase of 123%. The growth in membership revenues was primarily due to the continued greater awareness of the uDate and Kiss Web sites as a consequence of targeted marketing activities and the impact of automatic renewal of the members’ subscriptions upon the expiration of the subscription period. The automatic renewal process was introduced on the uDate Web site on May 23, 2001 and was in effect on the Kiss Web site prior to the Company’s March 2001 acquisition of Kiss.com.

     Total revenues for the six months ended June 30, 2002 were $18,520,482 compared to $5,755,560 for the six months ended June 30, 2001, an increase of 222%. The growth in membership revenues was due to the acquisition of Kiss.com on March 29, 2001 as well as the continued greater awareness of the uDate and Kiss Web sites as a consequence of targeted marketing activities and the impact of automatic renewal of the members’ subscriptions upon the expiration of the subscription period.

     Membership revenues for the three and six months ended June 30, 2002 comprised 99.9% of total revenues returned in the periods.

     During the three months ended June 30, 2002 approximately 2 million barter advertisements were displayed on the uDate Web site, and consequently for each advertisement displayed, an advertisement for uDate appeared on a third party’s web site. Advertising revenue and advertising costs in respect of this arrangement have not been recognized on the basis that it is not possible to determine a fair value for the advertising exchanged in the transaction. The Company bartered advertisements with only one third party site, and the number of advertisements exchanged is not material within the overall context of advertising purchased during the period.

Selling, General and Administrative Expense

     Total selling, general and administrative expenses for the three months ended June 30, 2002 were $2,270,807 compared to $2,349,155 for the three months ended June 30, 2001, a decrease of 3%. The overall decrease in expenses comprises a) reduced expenditure on consultants and advisors, b) an increase in software development costs capitalized during the period, offset by c) increased operating expenses of the business associated with the 123% increase in revenues over the period.

     Total selling, general and administrative expenses for the six months ended June 30, 2002 were $5,432,763 compared to $3,260,629 for the six months ended June 30, 2001, an increase of 67%. Significant components of the increase include a) one-time costs associated with a transaction the Company chose not to pursue of $973,452, b) operating expenses in relation to Kiss.com which was acquired on March 29, 2001 and c) an increase in the operating costs of the business associated with the 222% increase in revenues over the period.

     Significant components of selling, general and administrative expense in the six months ended June 30, 2002 include a) wages and salaries of $1,866,709, b) legal, professional, accounting and consultancy fees of $1,625,097, c) bank and transaction charges of $788,331, and d) Internet Service Provider charges of $533,826. Software development costs capitalized during the period amounted to $329,144, of which $303,596 related to wages and salaries and the remainder of which were direct development costs. These wages and salaries reflect a proportion of the total employment costs of employees involved in the development work based upon each employee’s percentage of time spent on the project.

Advertising Expense

     Advertising expense for the three months ended June 30, 2002 was $3,656,440 compared to $1,644,882 for the three months ended June 30, 2001, an increase of 122%. The Company invested in marketing activities in order to grow its subscription revenues by attracting more potential paying members to its sites, and the increase in advertising expense is consistent with the increase in revenues over the same period.

     Advertising through on-line media contributed to the majority of the 1,490,378 new registered members who joined in the three months ended June 30, 2002.

     Advertising expense continues to be predominantly for online media. The Company has a number of “integrated content” relationships with portals, ISPs and online newspapers, and purchases targeted advertising on key Web properties, including portals, Web sites dedicated to alumni networks, search engines and ISPs. The Company also has an affiliate program.

     Advertising expense for the six months ended June 30, 2002 was $7,561,873 compared to $2,523,459 for the six months ended June 30, 2001, an increase of 200%. This increase was due to advertising expenses in relation to Kiss.com which was acquired on March 29, 2001 and the Company’s continued investment in marketing activities in order to grow its subscription revenues.

Depreciation

     Depreciation during the three months ended June 30, 2002 was $292,347, compared to $196,282 for the three months ended June 30, 2001, an increase of 49%. This increase was due to the continued capital expenditure by the Company to expand its server hardware which is housed in Secaucus, New Jersey.

     Depreciation during the six months ended June 30, 2002 was $503,652, compared to $342,434 for the six months ended June 30, 2001, an increase of 47%.

Amortization of Goodwill and Intangible Assets

     Amortization of goodwill and intangible assets relating to the acquisition of Kiss.com amounts to $278,575 for the three months ended June 30, 2002 compared to $1,037,538 for the three months ended June 30, 2001. This reduction reflects the Company’s adoption of accounting policies effective January 1, 2002, which no longer require goodwill to be amortized, but rather be subject to an annual impairment review.

     Amortization of goodwill and intangible assets for the six months ended June 30, 2002 was $557,150 compared to $1,037,538 for the six months ended June 30, 2001. This reduction reflects the Company’s adoption of accounting policies effective January 1, 2002, which no longer require goodwill to be amortized, but rather be subject to an annual impairment review.

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

     Effective January 1, 2002, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that any goodwill and any intangible asset determined to have an indefinite life should not be amortized, but should be evaluated for impairment on at least an annual basis in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets.

     The Company has completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. Unamortized goodwill in the amount of $10,170,837 is subject to the transition provisions of Statements 141 and 142.

Interest

     Interest expense for the three months ended June 30, 2002 was $7,300 compared to $9,308 for the three months ended June 30, 2001.

     Interest expense for the six months ended June 30, 2002 was $119,915 compared to $11,387 for the six months ended June 30, 2001. This increase was primarily the result of interest due in the amount of $107,061 in respect of the Kiss.com Notes.

     Interest income for the three months ended June 30, 2002 was $14,825 compared to $5,564 for the three months ended June 30, 2001.

     Interest income for the six months ended June 30, 2002 was $25,307 compared to $9,070 for the six months ended June 30, 2001.

Income Taxes

     The income tax charge for the three months ended June 30, 2002 is $867,857 compared to $nil for the three months ended June 30, 2001. Income taxes for the three months ended June 30, 2002 reflect the generation of a net income in the period, as opposed to a net loss during the three months ended June 30, 2001.

     The income tax charge for the six months ended June 30, 2002 is $1,611,318 compared to $nil for the six months ended June 30, 2001. Income taxes for the six months ended June 30, 2002 reflect the generation of a net income in the period, as opposed to a net loss during the six months ended June 30, 2001.

Net Income (Loss)

     The overall net income (loss) for the three months ended June 30, 2002 is $2,024,997 compared to ($1,014,472) for the three months ended June 30, 2001. The reason for this change is explained above.

     The overall net income (loss) for the six months ended June 30, 2002 is $2,759,118 compared to ($1,410,817) for the six months ended June 30, 2001. The reason for this change is explained above.

Liquidity and Capital Resources

     At June 30, 2002, the Company’s principal sources of liquidity consisted of cash of $7,593,027, compared to $4,325,580 as at December 31, 2001. This increase in cash is primarily the result of cash generated from operations and proceeds from the issuance of common stock pursuant to the exercise of stock options, mitigated by repayments in respect of the Kiss.com Notes and capital expenditure.

     Cash as at June 30, 2002 includes restricted cash of $2,802,649 (December 31, 2001: $nil) held on deposit with financial institutions in connection with credit card merchant services agreements.

     The Company’s net working capital deficit increased to ($3,202,267) at June 30, 2002 from ($2,933,491) at December 31, 2001, primarily as a result of the recognition of restricted cash as described above and the repayment of the Kiss.com Notes, which has eroded the effect of cash generated from operations and proceeds from the issuance of common stock pursuant to the exercise of stock options.

     On the basis of the actual position as at June 30, 2002 and forecasts through 2002, the Company anticipates that it will be able to fund its operating expenses and capital expenditures in 2002 with existing cash and the cash flow from its operations. The Company’s actual future cash requirements, however, will depend on many factors, including changes in its advertising and technology expenses, costs associated with the development and introduction of new services, and competitive pressures. The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company’s historical operating results, or may not be obtainable on terms acceptable to the Company.

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

     Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, will be effective for the Company for the year commencing January 1, 2003. The standard rescinds Statement of Financial Accounting Standards No. 4, Reporting Gains and Losses from Extinguishment of Debt; Statement of Financial Accounting Standards No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; Statement of Financial Accounting Standards No. 44, Accounting for Intangible Assets of Motor Carriers; and amends Statement of Financial Accounting Standards No. 13, Accounting for Leases. The Company does not expect the standard to have a material effect on its financial statements.

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

The Company may not be able to sustain profitability

     For the three months ended June 30, 2002 the Company returned a net income of $2,024,997. At June 30, 2002, the Company had an accumulated deficit of approximately $4.3 million.

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

The Company’s expense levels may increase and costs may vary

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

Two large stockholders beneficially own approximately 65% of the Company’s stock; their interests could conflict with the Company’s; significant sales of stock held by them could have a negative effect on the Company’s stock price

     Atlas Trust (Jersey) Limited and Terence Lee Zehrer beneficially owned approximately 65% of the Company’s outstanding common stock as of July 12, 2002. Mr. Zehrer is a member of the Company’s board of directors. As a result of their ownership and positions, they collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, sales of significant amounts of stock held by them, or the prospect of such sales, could adversely affect the market price of our common stock.

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

     The computer and communications hardware that are used to maintain the Company’s Web sites are located at the Company’s server farm in Secaucus, New Jersey. Fire, floods, earthquakes, power loss and similar events could damage or cause interruptions in these systems. The Company does not presently have any secondary “off-site” systems.

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

     The steps the Company has taken to protect its proprietary rights may not be adequate to deter misappropriation of proprietary information. The Company may not be able to detect unauthorized use of its proprietary information or take appropriate steps to enforce its intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of other countries in which the Company markets or may market its services in the future are uncertain and may afford little or no effective protection of its intellectual property. If the Company resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive. The proceedings could also involve a high degree of risk.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the quarter ended June 30, 2002.

Item 5.   Other Information

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (a)   Exhibits. A list of the exhibits to this Form 10-QSB is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

     (b)   Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the period ended June 30, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDATE.COM, INC.

August 14, 2002	By:	/s/ Melvyn Morris

Melvyn Morris Chief Executive Officer

August 14, 2002	By:	/s/ Michael Brocklesby

Michael Brocklesby Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

STATEMENT PURSUANT TO 18 U.S.C. SECTION 1350

     Pursuant to 18 U.S.C. § 1350, each of the undersigned certifies that this Quarterly Report on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operation of uDate.com, Inc.

August 14, 2002	/s/ Melvyn Morris

Melvyn Morris Chief Executive Officer

August 14, 2002	/s/ Michael Brocklesby

Michael Brocklesby Chief Financial Officer

EXHIBITS INDEX

10.1 e-business Hosting Agreement effective as of July 8, 2002 between International Business Machines Corporation and the Company.