Form 10-Q
period 2002-09-30
UDATE COM INC
filed 2002-11-14
CIK 1083652

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

     As of October 22, 2002, there were 25,251,163 shares of Registrant’s Common Stock, $0.001 par value, outstanding.

     Transitional Small Business Disclosure Format: Yes  [  ] No [X]

UDATE.COM, INC. AND SUBSIDIARIES
INDEX

PART I
Financial Information

UDATE.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(unaudited)
	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$6,330,782	$4,325,580
Trade accounts receivable	702,585	492,303
Due from officers and employees	87,899	79,170
Prepaid expenses	312,864	229,247
Deferred tax asset	764,406	1,309,168

Total current assets	8,198,536	6,435,468

Restricted cash	3,359,139	—
Tangible fixed assets:
Computer and office equipment	3,809,192	2,665,177
Software development costs	744,818	—
Less: accumulated depreciation
Computer and office equipment	1,818,420	1,457,172
Software development costs	—	—

Net tangible fixed assets	2,735,590	1,208,005

Intangible assets:
Goodwill	10,995,499	10,995,499
Kiss.com trade name	11,143,000	11,143,000
Less: accumulated amortization
Goodwill	824,662	824,662
Kiss.com trade name	1,671,447	835,725

Total intangible assets	19,642,390	20,478,112

Total assets	33,935,655	28,121,585

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Current portion of obligations under capital leases	$—	$72,002
Accounts payable and accrued liabilities	4,219,411	2,013,209
Provision for restructuring costs	248,088	929,614
Deferred revenue	3,588,105	2,942,462
Note payable	—	2,606,326
Income tax payable	1,739,412	—
Other current liabilities	161,169	805,346

Total current liabilities	9,956,185	9,368,959

Long term liabilities:
Obligations under capital leases, excluding current portion	—	27,246
Deferred revenue	—	54,340
Deferred tax liability	2,816,563	2,954,781
Provision for restructuring costs	20,328	186,037

	2,836,891	3,222,404

Total liabilities	$12,793,076	$12,591,363

Stockholders’ equity (deficit):
Common stock $0.001 par value; authorized 150,000,000 and 50,000,000 at September 30, 2002 and December 31, 2001, respectively; issued and outstanding 25,251,163 and 24,771,202 at September 30, 2002 and December 31, 2001, respectively	$25,252	$24,771
Additional paid-in capital	23,492,090	22,533,534
Retained deficit	(2,416,356)	(7,069,676)
Accumulated other comprehensive income — cumulative translation adjustment	41,593	41,593

Total stockholders’ equity	21,142,579	15,530,222

Total liabilities and stockholders’ equity	$33,935,655	$28,121,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

UDATE.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues	$10,643,837	$6,620,863	$29,164,319	$12,376,423
Operating expenses:
Selling, general and administrative expenses	2,566,514	2,414,863	7,999,277	5,675,492
Advertising expense	4,088,190	2,172,926	11,650,063	4,696,385
Depreciation	300,322	194,041	803,974	536,475
Amortization of goodwill and intangible assets	278,575	1,039,068	835,725	2,076,606

Total operating expenses	7,233,600	5,820,898	21,289,038	12,984,958

Net income (loss) before interest and income taxes	3,410,237	799,965	7,875,281	(608,535)
Interest income	18,690	3,565	43,997	12,635
Interest expense	1,381	279,581	121,296	290,968

Net income (loss) before income taxes	3,427,546	523,949	7,797,982	(886,868)
Income taxes	1,533,344	—	3,144,662	—

Net income (loss)	$1,894,202	$523,949	$4,653,320	$(886,868)

Basic earnings per share	0.08	0.02	0.19	(0.04)
Diluted earnings per share	0.07	0.02	0.17	(0.04)
Weighted average number of shares used in calculation of basic earnings per share	25,225,821	24,590,012	25,142,843	22,518,996
Weighted average number of shares used in calculation of diluted earnings per share	26,708,000	24,590,012	27,100,575	22,518,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

UDATE.COM, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,894,202	$523,949	$4,653,320	$(886,868)
Restricted cash	(556,490)	—	(3,359,139)	—
Depreciation of plant and equipment	300,322	194,041	803,974	536,475
Amortization of goodwill and intangible assets	278,575	1,039,068	835,725	2,076,606
Stock compensation expense	—	10,641	—	24,829
Interest paid via issuance of stock	—	186,137	82,966	186,137
Decrease (increase) in trade accounts receivable, amounts due from officers and employees and prepaid expenses and deferred tax	(496,611)	(177,299)	242,134	(145,417)
Increase in accounts payable and accrued liabilities, deferred revenue, amounts due to officers and directors, other current liabilities and deferred tax	445,822	141,543	2,907,283	533,272

Net cash provided by operating activities	1,865,820	1,918,080	6,166,263	2,325,034

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash acquired with Kiss.com, Inc	—	—	—	49,483
Costs associated with the acquisition of Kiss.com	—	(25,334)	—	(520,216)
Software development costs	(415,674)	—	(744,818)	(128,285)
Capital expenditure	(46,468)	(46,383)	(1,586,740)	(224,366)

Net cash used in investing activities	(462,142)	(71,717)	(2,331,558)	(823,384)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayment of capital lease obligations	(12,745)	(32,538)	(99,248)	(80,509)
Loan note repayment	—	(796,305)	(2,606,326)	(896,305)
Proceeds from issuance of common stock	149,471	—	876,071	—

Net cash provided by (used in) financing activities	136,726	(828,843)	(1,829,503)	(976,814)

Net increase in cash and cash equivalents	1,540,404	1,017,520	2,005,202	524,836
Cash and cash equivalents at beginning of period	4,790,378	957,682	4,325,580	1,450,366

Cash and cash equivalents at end of period	$6,330,782	$1,975,202	$6,330,782	$1,975,202

Cash paid for interest during the period was $1,381 (2001: $87,071) and cash paid for income taxes during the period was $998,707 (2001: $nil)

The accompanying notes are an integral part of these condensed consolidated financial statements.

uDate.com, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements, September 30, 2002 (unaudited)

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

     The results of the three months ended September 30, 2002 and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2002 and the Company’s Forms 10-QSB filed with the Commission on May 15, 2002 and August 14, 2002.

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

     Excluding the impact of amortization of goodwill, net income for the periods would have been as follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Reported net income (loss)	$1,894,202	$523,949	$4,653,320	$(886,868)
Add back amortization of goodwill	—	1,039,068	—	2,076,606

Net income before amortization of goodwill	$1,894,202	$1,563,017	$4,653,320	$1,189,738

Reported basic earnings per share	0.08	0.02	0.19	(0.04)
Reported diluted earnings per share	0.07	0.02	0.17	(0.04)
Goodwill amortization per basic share	—	0.04	—	0.09
Goodwill amortization per diluted share	—	0.04	—	0.09
Basic earnings per share before amortization of goodwill	0.08	0.06	0.19	0.05
Diluted earnings per share before amortization of goodwill	0.07	0.06	0.17	0.05

     For the three months ended September 30, 2001 and nine months ended September 30, 2001, no distinction was made between amortization of intangibles and amortization of goodwill, as the Company had yet to finalize its valuation analysis of the assets acquired in the acquisition of Kiss.com. For those periods all amortization was classified as goodwill.

     The Company capitalizes certain software development costs after technological feasibility has been established. These costs will be amortized over the economic life of the software application. During the three months ended September 30, 2002, the Company continued capitalizing software development costs related to the Company’s next generation application, the development of which commenced during the three months ended June 30, 2002. Costs capitalized in the three months ended September 30, 2002 amounted to $415,674 (year to date: $744,818), which comprised a proportion of the total employment costs of employees involved in the development work as well as other costs directly incurred in the development.

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

     For the three months ended September 30, 2002, revenue and net income before income taxes are derived as follows:

	For the three months ended September 30, 2002

	uDate.com
	Limited	Kiss.com, Inc.	Total

Revenues	$4,878,591	$5,765,246	$10,643,837
Net income before interest, amortization, depreciation, non-allocated costs and income taxes	$3,706,540	$1,096,899	$4,803,439
Amortization and depreciation			$(578,897)
Non-allocated costs and interest			$(796,996)

Net income before income taxes			$3,427,546

     For the nine months ended September 30, 2002, revenue and net income before income taxes are derived as follows:

	For the nine months ended September 30, 2002

	uDate.com
	Limited	Kiss.com, Inc.	Total

Revenues	$13,368,569	$15,795,750	$29,164,319
Net income before interest, amortization, depreciation, non-allocated costs and income taxes	$9,745,308	$3,061,146	$12,806,454
Amortization and depreciation			$(1,639,699)
Non-allocated costs and interest			$(3,368,773)

Net income before income taxes			$7,797,982

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

Note 4. Liquidity

     As of September 30, 2002, the Company had unrestricted cash and cash equivalents of $6,330,782 and restricted cash of $3,359,139. The Company believes that its current unrestricted cash balance, together with its projected operating results and cash flows, will be sufficient to meet its liquidity needs for the next 12 months and, accordingly, has prepared its financial statements assuming that the Company will continue as a going concern.

     The Company does not currently have a line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company’s historical operating results.

     In order to obtain additional funds in the future, the Company may need to seek additional equity capital, which would be dilutive to current stockholders.

     On the basis of its actual position as at September 30, 2002 and forecasts for the remainder of 2002, the Company anticipates that it will be able to fund its operating expenses in 2002 with the cash flow from its operations.

     Restricted cash of $3,359,139 on the accompanying balance sheet consists of funds held on deposit with financial institutions in connection with credit card merchant services agreements. Restricted cash is presented separately from cash and cash equivalents in the consolidated statements of cash flows.

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

     For the periods presented herein, basic EPS differs from diluted EPS due to the inclusion in the calculation of diluted EPS of 1,482,179 and 1,957,732 potential common shares related to employee stock options and other options and warrants for the three months ended September 30, 2002 and the nine months ended September 30, 2002, respectively.

     For the three months ended September 30, 2001 and nine months ended September 30, 2001, basic EPS is the same as diluted EPS as the effect of the potential common shares was anti-dilutive.

Note 6. Stock Option Agreements

     During the quarter ended September 30, 2002, the Company granted to certain officers and employees an aggregate of 495,000 options to purchase common stock of the Company at a weighted average exercise price of $2.08 per share.

     Stock option activity during the periods indicated is as follows:

	Number of	Weighted average
	Shares	exercise price

Balance at December 31, 2000	1,200,000	$7.50
Granted	5,470,000	$1.70
Exercised	(40,000)	$1.94

Balance at December 31, 2001	6,630,000	$2.74
Granted	100,000	$3.25
Exercised	(310,000)	$1.94
Expired	(70,000)	$1.94

Balance at March 31, 2002	6,350,000	$2.80
Granted	—	—
Exercised	(65,000)	$1.93

Balance at June 30, 2002	6,285,000	$2.81
Granted	495,000	$2.08
Exercised	(79,500)	$1.88

Balance at September 30, 2002	6,700,500	$2.77

Note 7. Income Taxes

     Income tax for the three-month periods ended September 30, 2002 and 2001, and for the nine-month periods ended September 30, 2002 and 2001 differed from amounts computed by applying the UK income tax rate of 30% to pretax income from continuing operations as a result of the following:

	Three months to September 30,		Nine months to September 30,

	2002	2001	2002	2001

Expected tax expense (credit)	$1,028,262	$157,185	$2,339,394	$(266,060)
Increase (reduction) in income taxes resulting from:
Change in the valuation allowance	—	(157,185)	—	266,060
State taxes (less Federal tax benefit)	484,975	—	484,975	—
Non-deductible legal expenses relating to a transaction the Company elected not to pursue	—	—	249,797	—
Other	20,107	—	70,497	—

Total	$1,533,344	$—	$3,144,662	$—

     The significant components of deferred tax assets and deferred tax liabilities at September 30, 2002 and December 31, 2001 are as follows:

	September 30,	December 31,
	2002	2001

Deferred tax assets
Net operating loss carryforwards	$764,406	$1,309,168
Non-compete payment	—	112,500
Other	6,000	6,000
Plant and equipment	18,902	18,902

Net deferred tax assets	789,308	1,446,570

Deferred tax liabilities Trade names	(2,841,465)	(3,092,183)

Total gross deferred tax liabilities	(2,841,465)	(3,092,183)

Net deferred tax liabilities	(2,052,157)	(1,645,613)

     The deferred tax assets and liabilities are considered to be current unless otherwise stated.

     As of September 30, 2002, tax losses in the amount of $2,259,597 are carried forward. These tax losses arise in the USA and are available to offset future federal taxable income, if any, through 2021.

     As of September 30, 2002, a balance sheet liability of $1,739,412 was held in relation to income taxes payable.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $2.3 million prior to the expiration of the net operating loss carryforwards in 2021. Taxable income for the years ended December 31, 2001 and 2000 was $nil and $nil, respectively. Based on the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

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

Note 9. Shareholders’ Equity

UDATE.COM, INC. AND SUBSIDIARIES
Statement of Shareholders’ Equity and Other Comprehensive Income
Year ended December 31, 2001, the three month periods ended March 31, 2002, June 30, 2002 and
September 30, 2002

					Accumulated
					other	Total
	Number	Common	Additional	Retained	comprehensive	stockholders'
	of shares	stock	capital	earnings	income	equity

Balances at December 31, 2000	18,255,000	$18,255	$7,963,157	$(6,708,779)	$41,593	$1,314,226
Net loss for the year	—	—	—	(360,897)	—	(360,897)
Warrants and options granted to non-employees for services	—	—	42,564	—	—	42,564
Shares issued in connection with:
Acquisition of Kiss.com	6,249,998	6,250	14,100,888	—	—	14,107,138
Loan note interest following the acquisition of Kiss.com	226,204	226	349,365	—	—	349,591
Exercise of stock options	40,000	40	77,560	—	—	77,600

Balances at December 31, 2001	24,771,202	24,771	22,533,534	(7,069,676)	41,593	15,530,222
Net profit for the 3 month period	—	—	—	734,121	—	734,121
Shares issued in connection with:
Loan note interest following the acquisition of Kiss.com	25,461	26	82,940	—	—	82,966
Exercise of stock options	310,000	310	601,090	—	—	601,400

Balances at March 31, 2002	25,106,663	25,107	23,217,564	(6,335,555)	41,593	16,948,709
Net profit for the 3 month period	—	—	—	2,024,997	—	2,024,997
Shares issued in connection with:
Exercise of stock options	65,000	65	125,135	—	—	125,200

Balances at June 30, 2002	25,171,663	$25,172	$23,342,699	$(4,310,558)	$41,593	$19,098,906
Net profit for the 3 month period	—	—	—	1,894,202	—	1,894,202
Shares issued in connection with:
Exercise of stock options	79,500	80	149,391	—	—	149,471

Balances at September 30, 2002	25,251,163	$25,252	$23,492,090	$(2,416,356)	$41,593	$21,142,579

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

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

     Any of such statements and this discussion should be read in conjunction with the Company’s unaudited consolidated financial statements included herein, the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2002 and the Company’s Forms 10-QSB filed with the Commission on May 15, 2002 and August 14, 2002.

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

     The Company’s main office is located in Derby, England. The Company’s Web infrastructure, including its server hardware and software application, is housed with IBM in Secaucus, New Jersey. The uDate and Kiss Web sites are available globally under the uniform resource locators (URLs) www.udate.com and www.kiss.com, respectively. As of September 30, 2002, the Company had approximately 13 million members in more than 50 countries world-wide. The Company had 237,000 paying members during September 2002; this figure represents the total number of paying members who had a subscription at any point during that month. The Company’s principal markets are the US, UK and continental Europe.

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

     The Company’s operations are supported by 24-hour customer service. The customer service team receives and responds to members’ general inquiries by e-mail and billing inquiries by telephone.

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

     The Company derives substantially all of its revenues from the sale of paying memberships. Members may subscribe to enable unlimited communication with other paying members and to initiate contact with non-paying members. Subscription plans are currently available for periods of one month, three months and six months. Subscription plans generally renew automatically on a monthly basis upon the expiration of the subscription period. A one-month subscription currently costs $24.95. Free memberships do not have a fixed duration or term and may be cancelled by the member at any time.

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

     Valuation and Impairment of Acquired Intangible Assets and Goodwill

     The Company recognized intangible assets of $13,957,000 and goodwill of $10,995,499 in connection with its acquisition of Kiss.com on March 29, 2001. At that time the intangible assets consisted of Kiss.com’s customer base and the Kiss.com trade name. Goodwill consisted of the excess of the purchase price for Kiss.com over the value of the identifiable net assets acquired, including identified intangible assets. The Company fully amortized the customer base in 2001 over its estimated useful life of nine months. The Company is amortizing the Kiss.com trade name on a straight-line basis over its estimated useful life of ten years. Until December 31, 2001, the Company amortized goodwill on a straight-line basis over its estimated useful life of ten years. Beginning on January 1, 2002, the Company is not amortizing goodwill but instead is reviewing it annually for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Company used a third-party appraiser to determine the fair value and useful economic life of the intangible assets and goodwill acquired pursuant to the acquisition of Kiss.com. The determination of the fair value and useful economic life of the intangible assets is subjective and requires estimates about future cash flows of the Kiss.com business and other factors. If the Company is required to revise these estimates, the amount of amortization expense and possible impairment expense that the Company will recognize in future periods could be materially increased or decreased.

     In assessing the recoverability of the Company’s intangible assets and goodwill, the Company must make assumptions regarding estimated future cash flows related to these assets and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record substantial impairment charges for these assets.

     Realization of Deferred Tax Assets

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $2.3 million prior to the expiration of the net operating loss carryforwards in 2021. Taxable income for the years ended December 31, 2001 and 2000 was $nil and $nil, respectively. Based on the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

     Capitalization of Software Development Costs

     The Company capitalizes certain software development costs after technological feasibility of the software application has been established. The Company will then amortize these costs over the expected economic life of the software application. Software development costs capitalized in the three and nine months ended September 30, 2002 amounted to $415,674 and $744,818 respectively, which related to a proportion of the wages and salaries of employees involved in the development work and other direct development costs. Costs will be amortized from the point at which the application is made available to third parties for sale. In assessing the value of the software development costs the Company must make certain assumptions about the technical feasibility of the software application and the expected economic life of the application. If the Company changes these assumptions in the future, the amount of amortization expense that the Company will recognize in future periods could be materially increased or decreased.

Results of Operations for the Three and Nine Months Ended September 30, 2002 and 2001

     The acquisition of Kiss.com was completed on March 29, 2001. Accordingly, the results of operations for the nine months ended September 30, 2001 include six months of operating results of Kiss.com.

     Unless specifically discussed below, there were no material changes from period to period in line items of the financial statements. In addition, unless specifically discussed below, there are no seasonal aspects that had a material effect on the Company's financial conditions or results of operations.

     Revenues

     Total revenues for the three months ended September 30, 2002 were $10,643,837 compared to $6,620,863 for the three months ended September 30, 2001, an increase of 61%. The growth in membership revenues continues to be primarily due to the continued greater awareness of the uDate and Kiss Web sites as a consequence of targeted marketing activities and the impact of automatic renewal of the members’ subscriptions upon the expiration of the subscription period. The automatic renewal process was introduced on the uDate Web site on May 23, 2001 and was in effect on the Kiss Web site prior to the Company’s March 2001 acquisition of Kiss.com.

     Total revenues for the nine months ended September 30, 2002 were $29,164,319 compared to $12,376,423 for the nine months ended September 30, 2001, an increase of 136%. The growth in membership revenues was due to the acquisition of Kiss.com on March 29, 2001 as well as the continued greater awareness of the uDate and Kiss Web sites as a consequence of targeted marketing activities and the impact of automatic renewal of the members’ subscriptions upon the expiration of the subscription period.

     Membership revenues for the three and nine months ended September 30, 2002 comprised 99.9% of total revenues returned in the periods.

     During the three months ended September 30, 2002 approximately 2 million barter advertisements were displayed on the uDate Web site, and consequently for each advertisement displayed, an advertisement for uDate appeared on a third party’s web site. Advertising revenue and advertising costs in respect of this arrangement have not been recognized on the basis that it is not possible to determine a fair value for the advertising exchanged in the transaction. The Company bartered advertisements with only one third party site, and the number of advertisements exchanged is not material within the overall context of advertising purchased during the period.

     Selling, General and Administrative Expense

     Total selling, general and administrative expenses for the three months ended September 30, 2002 were $2,566,514 compared to $2,414,863 for the three months ended September 30, 2001, an increase of 6%. The overall increase in expenses is comprised of increased operating expenses of the business associated with the 61% increase in revenues over the period, offset by the capitalization of software development costs during the period.

     Total selling, general and administrative expenses for the nine months ended September 30, 2002 were $7,999,277 compared to $5,675,492 for the nine months ended September 30, 2001, an increase of 41%. Significant components of the increase include a) one-time costs associated with a transaction the Company chose not to pursue of $973,452, b) operating expenses in relation to Kiss.com which was acquired on March 29, 2001 and c) an increase in the operating costs of the business associated with the 136% increase in revenues over the period.

     Significant components of selling, general and administrative expense in the nine months ended September 30, 2002 include a) wages and salaries of $2,835,180, b) legal, professional, accounting and consultancy fees of $2,052,462, c) bank and transaction charges of $1,277,753, and d) Internet Service Provider charges of $864,295. Software development costs capitalized during the period amounted to $744,818, of which $639,122 related to wages and salaries and the remainder of which were direct development costs. These wages and salaries reflect a proportion of the total employment costs of employees involved in the development work based upon each employee’s percentage of time spent on the project.

     Advertising Expense

     Advertising expense for the three months ended September 30, 2002 was $4,088,190 compared to $2,172,926 for the three months ended September 30, 2001, an increase of 88%. The Company invested in marketing activities in order to grow its subscription revenues by attracting more potential paying members to its sites, and the increase in advertising expense is consistent with the increase in revenues over the same period.

     Advertising through on-line media contributed to the majority of the 1,529,039 new registered members who joined in the three months ended September 30, 2002.

     Although the Company also invested $400,000 in offline advertising throughout the period, advertising expense continues to be predominantly for online media. The Company has a number of “integrated content” relationships with portals, ISPs and online newspapers, and purchases targeted advertising on key Web properties, including portals, Web sites dedicated to alumni networks, search engines and ISPs. The Company also has an affiliate program.

     Advertising expense for the nine months ended September 30, 2002 was $11,650,063 compared to $4,696,385 for the nine months ended September 30, 2001, an increase of 148%. This increase was due to advertising expenses in relation to Kiss.com which was acquired on March 29, 2001 and the Company’s continued investment in marketing activities, both online and offline, in order to grow its subscription revenues.

     The Company plans to increase its advertising expenses in fiscal 2003, both on line and offline, to grow its subscription revenues and increase brand awareness.

     Depreciation

     Depreciation during the three months ended September 30, 2002 was $300,322, compared to $194,041 for the three months ended September 30, 2001, an increase of 55%. This increase was due to the continued capital expenditure by the Company to expand its server hardware which is housed in Secaucus, New Jersey.

     Depreciation during the nine months ended September 30, 2002 was $803,974, compared to $536,475 for the nine months ended September 30, 2001, an increase of 50%.

     Amortization of Goodwill and Intangible Assets

     Amortization of goodwill and intangible assets relating to the acquisition of Kiss.com amounts to $278,575 for the three months ended September 30, 2002 compared to $1,039,068 for the three months ended September 30, 2001. This reduction reflects the Company’s adoption of accounting policies effective January 1, 2002, which no longer require goodwill to be amortized, but rather be subject to an annual impairment review.

     Amortization of goodwill and intangible assets for the nine months ended September 30, 2002 was $835,725 compared to $2,076,606 for the nine months ended September 30, 2001. This reduction reflects the Company’s adoption of accounting policies effective January 1, 2002, which no longer require goodwill to be amortized, but rather be subject to an annual impairment review.

     The purchase price for the Kiss.com acquisition, including transaction costs, was approximately $19.6 million along with the assumption of liabilities of $5.3 million. Of this, approximately $11.0 million was allocated to goodwill, $2.8 million was allocated to Kiss.com’s customer base and $11.1 million was allocated to the Kiss.com trade name. Goodwill has been amortized in the results for 2001 on a straight-line basis over its estimated useful life of ten years. The Company has adopted Statement of Financial Accounting Standards No. 142, effective January 1, 2002, which requires that, beginning January 1, 2002, goodwill will no longer be amortized but will be reviewed for impairment on an annual basis. Unamortized goodwill in the amount of $10,170,837 is subject to this annual impairment review. The Company fully amortized the customer base in 2001 over its estimated useful life of nine months. The Company is amortizing the Kiss.com trade name on a straight-line basis over its estimated useful life of ten years.

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

     The Company has completed the purchase accounting analysis to allocate acquisition costs to the acquired net assets. Unamortized goodwill in the amount of $10,170,837 is subject to the transition provisions of Statements 141 and 142, including the annual impairment review.

     Interest

     Interest expense for the three months ended September 30, 2002 was $1,381 compared to $279,581 for the three months ended September 30, 2001. The reduction in interest expense is due to the repayment in full of the promissory notes in the aggregate principal amount of $5,000,000 issued by the Company in connection with the acquisition of Kiss.com (the “Kiss.com Notes”), on which interest charges commenced in the three months ended September 30, 2001.

     Interest expense for the nine months ended September 30, 2002 was $121,296 compared to $290,968 for the nine months ended September 30, 2001. The reduction in interest expense is due to the repayment in full of the Kiss.com Notes.

     Interest income for the three months ended September 30, 2002 was $18,690 compared to $3,565 for the three months ended September 30, 2001.

     Interest income for the nine months ended September 30, 2002 was $43,997 compared to $12,635 for the nine months ended September 30, 2001.

     Income Taxes

     The income tax charge for the three months ended September 30, 2002 is $1,533,344 compared to $nil for the three months ended September 30, 2001. Income taxes for the three months ended September 30, 2002 reflect the generation of a net income in the period, as opposed to a cumulative net loss as at September 30, 2001, and the provision of to-date charges for state income taxes, in the amount of $571,502.

     The income tax charge for the nine months ended September 30, 2002 is $3,144,662 compared to $nil for the nine months ended September 30, 2001. Income taxes for the nine months ended September 30, 2002 reflect the generation of a net income in the period, as opposed to a cumulative net loss during the nine months ended September 30, 2001, and the provision of to-date charges for state income taxes, in the amount of $571,502.

     Net Income (Loss)

     The overall net income for the three months ended September 30, 2002 is $1,894,202 compared to $523,949 for the three months ended September 30, 2001. The reason for this change is explained above.

     The overall net income (loss) for the nine months ended September 30, 2002 is $4,653,320 compared to ($886,868) for the nine months ended September 30, 2001. The reason for this change is explained above.

     The Company expects to increase its advertising spending during fiscal 2003, in order to grow its subscription revenues. The Company also intends to make additional technology investments during that period, including establishing a second data center.

     Liquidity and Capital Resources

     At September 30, 2002, the Company’s principal sources of liquidity consisted of cash of $9,689,921, compared to $4,325,580 as at December 31, 2001. This increase in cash is primarily the result of cash generated from operations and proceeds from the issuance of common stock pursuant to the exercise of stock options, mitigated by repayments in respect of the Kiss.com Notes and capital expenditure.

     Cash as at September 30, 2002 includes restricted cash of $3,359,139 (December 31, 2001: $nil) held on deposit with financial institutions in connection with credit card merchant services agreements.

     The Company’s net working capital deficit decreased to ($1,732,747) at September 30, 2002 from ($2,933,491) at December 31, 2001, primarily as a result of cash generated from operations and proceeds from the issuance of common stock pursuant to the exercise of stock options, mitigated by the recognition of restricted cash as described above and the repayment of the Kiss.com Notes.

     The Company expects to establish a second data center. The Company expects to fund the cost of the second data center with existing cash and the cash flow from its operations.

     On the basis of the actual position as at September 30, 2002 and forecasts through 2002, the Company anticipates that it will be able to fund its operating expenses and capital expenditures for the remainder of 2002 with existing cash and the cash flow from its operations. The Company’s actual future cash requirements, however, will depend on many factors, including changes in its advertising and technology expenses, costs associated with the development and introduction of new services, and competitive pressures. The Company does not currently have a line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with the Company’s historical operating results, or may not be obtainable on terms acceptable to the Company.

     Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital, which would be dilutive to current stockholders.

     Accounts Payable and Accrued Liabilities

     At September 30, 2002 accounts payable and accrued liabilities amounted to $4,219,411 compared to $2,013,209 at December 31, 2001. The significant component of this increase was an increase in accrued advertising expense due to the Company's continued investment in marketing activities, both online and offline in order to grow subscription revenues.

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

     The Company may not be able to sustain profitability

     For the three months ended September 30, 2002 the Company returned a net income of $1,894,202. At September 30, 2002, the Company had an accumulated deficit of approximately $2.4 million.

     The Company cannot assure investors that it can sustain profitability in the future. If revenues grow at a slower rate than anticipated or decrease, or if advertising costs or other spending levels exceed expectations or cannot be adjusted to reflect slower or negative revenue growth, the Company may not be able to sustain profitability.

     The Company’s business and growth will suffer if its new application does not succeed

     The Company plans to introduce a new application that will change the look, feel and functionality of the Company’s Web sites. The Company may not be able to increase its revenues if the new application is not favorably received by existing members or fails to attract sufficient numbers of new members. The new application may contain design flaws or other defects that could require modifications, which may result in a loss of member confidence.

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

Two large stockholders beneficially own approximately 65% of the Company’s stock; their interests could conflict with the Company’s; significant sales of stock held by them could have a negative effect on the Company’s stock price

     Atlas Trust (Jersey) Limited and Terence Lee Zehrer beneficially owned approximately 65% of the Company’s outstanding common stock as of October 22, 2002. Mr. Zehrer is a member of the Company’s board of directors. As a result of their ownership and positions, they collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company. In addition, sales of significant amounts of stock held by them, or the prospect of such sales, could adversely affect the market price of our common stock.

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

     The Company may not be successful in its plan for international expansion

     The Company may not be able to successfully execute its business plan in foreign markets. If revenue from international ventures is not adequate to cover its investment in those ventures, total revenues could be materially adversely affected. The Company believes that expansion into international markets through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important to continue the growth of the business. Future international operations might not succeed for a number of reasons including:

•	difficulties in staffing and managing foreign operations;

•	competition from local dating services and cultural and sociological attitudes toward dating services;

•	operational issues such as longer customer payment cycles and greater difficulties in collecting accounts receivable;

•	language and cultural differences;

•	legal uncertainties inherent in transnational operations such as export and import regulations, tariffs and other trade barriers;

•	taxation issues;

•	consumer protection laws;

•	lower level of credit card usage;

•	unexpected changes in trading policies, regulatory requirements and exchange rates;

•	issues relating to uncertainties of law and enforcement relating to the regulation and protection of e-commerce, content, privacy, and intellectual property; and

•	general political and economic trends.

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

The Company is dependant on third parties to process and collect its subscription receipts

     All of the Company’s paying members purchase subscriptions online using electronic methods of payment such as bank debit or credit cards. The Company relies on its ability to maintain relationships with collections entities, such as acquiring banks and credit card associations in order to process and collect its subscription receipts. As online transactions are categorized as “cardholder not present” transactions, the Company is open to claims for chargebacks from individuals against alleged fraudulent charges or inappropriate billing. The Company employs fraud detection methodologies to attempt to ensure that these chargebacks remain within the levels acceptable to the collections entities. The collections entities may cease providing collections services to the company if chargebacks reach unacceptable levels. Any decision from these collections entities to discontinue providing collection services to the Company could have a material adverse effect on the Company’s business and results of operations. In addition, any failure on the part of either of these collections entities to process and collect these receipts, whether due to systems failures or breach of contractual obligation, could deprive the Company for an indefinite period of time of the funds it requires to operate its business on a daily basis.

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

Item 3. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the quarter ended September 30, 2002.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits. A list of the exhibits to this Form 10-QSB is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

     (b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during the period ended September 30, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UDATE.COM, INC.

November 14, 2002	By: /S/ MEL MORRIS
Melvyn Morris Chief Executive Officer (Principal Executive Officer)

November 14, 2002	By: /S/ MICHAEL BROCKLESBY
Michael Brocklesby Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)

CERTIFICATIONS

I, Mel Morris, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of uDate.com, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	/S/ MEL MORRIS Mel Morris President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Michael Brocklesby, certify that:

     1.     I have reviewed this quarterly report on Form 10-QSB of uDate.com, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/S/ MICHAEL BROCKLESBY Michael Brocklesby Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

10.1	Contract of Employment between the Company and Eleanor Krivicic dated August 13, 2002.*

10.2	Agreement for Lease dated October 14, 2002 among Cedar House Investments Limited, Company and uDate.com Limited.

99.1	Certification of Mel Morris, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael Brocklesby, Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Management contract or compensatory plan, contract or arrangement filed pursuant to Item 601 of Regulation S-B.