Form 10KSB
period 2002-12-31
UDATE COM INC
filed 2003-03-31
CIK 1083652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-32497

UDATE.COM, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0835561 (I.R.S. Employer Identification No.)

2 Pride Place Pride Park Derby, England (Address of principal executive offices)	DE24 8QR (Zip Code)

+44 (0) 1332 268700

Issuer’s telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

     The issuer’s revenues for its most recent fiscal year was $39,369,119.

     The approximate aggregate market value of Common Stock held by non-affiliates of the issuer was $48,796,670 based on the closing price of the Common Stock as of March 21, 2003. For purposes of this calculation, shares held by non-affiliates exclude only those shares beneficially owned by executive officers, directors and stockholders beneficially owning 10% or more of the outstanding Common Stock.

     On March 21, 2003, the issuer had outstanding 25,549,163 shares of Common Stock.

     Transitional Small Business Disclosure Format. Yes ☐     No ☒

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

i

This Annual Report on Form 10-KSB contains “forward-looking statements”. Any statement that is not a statement of historical fact may be deemed to be a forward-looking statement. These forward-looking statements include, but are not limited to, statements relating to uDate’s anticipated financial performance, business prospects, new developments, new merchandising strategies and similar matters, and/or statements preceded by, followed by or that include the words “believes,” “could,” “should,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “seeks,” or similar expressions. These forward-looking statements are necessarily estimates reflecting the best judgment of uDate’s senior management and involve a number of risks and uncertainties, including those described in the section “Risk Factors,” that could cause actual results to differ materially from those suggested by the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions that could have a material adverse effect on uDate’s business, financial condition or results of operations. In addition, investors should consider the other information contained in or incorporated by reference into uDate’s respective filings with the SEC, including uDate’s most recent Quarterly Reports on Form 10-QSB and the uDate/USA interactive joint proxy statement and prospectus filed on Form S-4. Other unknown or unpredictable factors also could have material adverse effects on uDate’s future results, performance or achievements. In light of these risks, uncertainties, assumptions and factors, the forward-looking events discussed in this Annual Report may not occur. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date stated, or if no date is stated, as of the date of this Annual Report.

     In this Annual Report, “uDate”, “we”, “us” and “our” refer to uDate.com, Inc., a Delaware corporation, and its subsidiaries.

ii

PART I

Item 1.     Description of Business.

     uDate executed a merger agreement with USA Interactive (“USA”) and other parties on December 19, 2002. The merger agreement contemplates that a wholly-owned subsidiary of USA will be merged with and into uDate and that, as a result of the merger, uDate be the surviving corporation and will become a wholly-owned subsidiary of USA. Under the terms of the merger agreement, each outstanding share of uDate common stock will be converted into the right to receive 0.18956 shares of USA common stock. It is expected that this transaction will be completed during the first half of 2003, after approval by uDate’s stockholders and the appropriate regulatory authorities and the satisfaction of all other conditions to the merger. uDate convened a special meeting of stockholders on March 26, 2003 and, immediately upon convening the meeting, uDate stockholders approved a motion to adjourn the meeting to April 4, 2003. At the reconvened special meeting, uDate’s stockholders will be asked to consider and vote upon a proposal to adopt and approve the merger agreement with USA and the merger. The purpose of the adjournment is to give uDate’s stockholders time to consider the prospectus supplement mailed to them on or about March 25, 2003. The prospectus supplement describes USA’s announcement that it has entered into an agreement with Expedia by which USA, already the majority owner of Expedia, would acquire the Expedia shares it does not currently own.

     Overview

     uDate.com, Inc. is an online personals business that provides adults with a secure, effective environment for meeting other adults. uDate provides a global service through two Web properties: uDate.com and Kiss.com. uDate is a “pure play” Internet business and derives substantially all of its revenues from the sale of paying memberships.

     uDate’s main office is located in Derby, England. uDate’s Web infrastructure, including its server hardware and software application, is housed in an IBM facility in Secaucus, New Jersey. The uDate.com and Kiss.com Web sites are available globally under the uniform resource locators (URLs) www.udate.com and www.kiss.com, respectively. As of December 31, 2002, uDate had approximately 4.5 million personal profiles created by members in more than 80 countries. uDate had 223,362 paying members during December 2002; this figure represents the total number of paying members who had a subscription at any point during that month. uDate believes that its subscribers are principally located in the United States, the United Kingdom and continental Europe.

     The U.S. online personals business has developed from a minor business in 1997 comprising a handful of competitors into a business that generates substantial revenues and consists of hundreds of competitors. According to the Online Publishers Association, an industry trade organization representing online publishers, the personals/dating category of the paid online content business recorded more than $87 million in revenue in the third quarter of 2002. The Online Publishers Association also reported that consumer spending for online content in the personals/dating category increased 387% between the third quarter of 2001 and the third quarter of 2002. uDate believes that, as the online personals business has developed, Internet dating has become more widely accepted among consumers. Several of the major companies in the online personals business are currently engaging in more traditional television, radio and printed media advertising; uDate believes this will lead to greater acceptance of Internet dating by the mainstream population. Presently there are hundreds of service providers in the U.S., including companies such as Americansingles, Date.com, FriendFinder, Lavalife, Match.com (a subsidiary of USA), Matchmaker (a subsidiary of Terra Lycos) and Yahoo! Personals (owned by Yahoo! Inc.) and specialty providers such as JCupid.com and Nerve.com.

     uDate attracts customers to its Web sites through its affiliate program and its “integrated content” relationships and by purchasing targeted advertising on select Web sites. Based on an analysis of the sources of traffic to its Web sites, uDate believes that it is attracting a growing proportion of its visitors by reference or word-of-mouth.

     uDate.com and Kiss.com members access uDate’s Web sites by Web browsers such as Microsoft’s Internet Explorer and Netscape Navigator. Members interface with uDate’s server hardware and software application, including both Web and database servers, which share information among members and enable instantaneous interaction between members.

     The uDate.com and Kiss.com Web sites allow members to register free of charge. Free membership entitles a member to build a personal profile that is visible to other members. The personal profile includes detailed demographic data, photographs and a personal description. Members are able to visit the Web sites at any time and identify other members whom they might like to meet. uDate operates a “pay to communicate” business model. (Many online personals companies use either advertising and subscription business models or subscription only business models.) The principal difference between membership generally and paying membership is that paying members may contact other paying members through the uDate.com and Kiss.com Web sites and may initiate contact with non-paying members. Non-paying members may not read messages from other members or reply to messages. This joint proxy statement/prospectus uses the term “paying member” or “subscriber” to denote a person who has purchased a subscription from uDate and the term “member” or “non-paying member” to denote a person who has not agreed to pay uDate but who has registered with uDate and created a personal profile.

     uDate’s operations are supported by 24 hour customer service. The customer service team receives and responds to members’ inquiries by email and billing inquiries by telephone.

     Services

     The uDate.com and Kiss.com Web sites provide a wide range of product features that enable members to find potential friends. These include:

•	Who’s On — a list of members who are logged on and active on the Web site at that moment in time;

•	Match — a user-driven tool that enables members to search the entire membership database using up to 33 elements of demographic and psychographic criteria. A range of Matches are supported, including 1-Way, 2-Way, Online Users and New Users;

•	Encounters — a list of members who have shown an interest in the user’s profile, along with the type of interest shown;

•	My uDate / My Kiss — a summary of the member’s profile with hints and tips on how to get noticed. This feature also provides a number of useful lists of other members who may be of interest to the user;

•	Gallery — a summary of members with new or revised photographs; and

•	Email prompts — all members are provided with system-generated email prompts and alerts about new or matching members who may be of interest.

     Paying members have access to two additional product features that enable them to communicate with other members:

•	Whispers — an integrated instant-messaging product which enables paying members to hold up to 30 real-time, one-on-one conversations with other paying members; and

•	Private Email — an HTML-based private email system.

     uDate derives substantially all of its revenues from the sale of paying memberships. Members may subscribe to enable unlimited communication with other paying members and to initiate contact with non-paying members. Subscription plans are currently available for periods of one month, three months and six months. A one-month subscription currently costs $24.95. Free memberships do not have a fixed duration or term and may be cancelled by the member at any time.

     uDate is currently developing a next generation application, which is expected to support multiple Web properties, each having a different look, feel and functionality. In addition, the application is expected to support different languages and have enhanced introduction and matching capabilities.

     Competitive Environment

     The U.S. online personals business has evolved over the last seven years. The early entrants in the online personals business included companies such as Kiss.com, Inc., Match.com and One and Only.com. These companies endeavored to derive revenue from Internet content. As the Internet developed as an established medium, the online personals business attracted a variety of other providers, such as Lavalife, uDate and AmericanSingles. More recently, established Internet businesses such as Yahoo! entered the online personals business.

     According to Jupiter Research, a company that analyzes and measures the impact of the Internet on commerce and marketing, “dating services comprise the one category that not only migrates online successfully, but also is best served by the Internet.” uDate believes that, unlike some other online businesses, the online personals business has survived and grown because it leverages two significant capabilities of the Web: two-way communication and database functionality. In December 2002, the Online Publishers Association reported that the personals/dating category of the paid online content business surpassed the business/investment and entertainment/lifestyles categories to become the leading paid content category during the third quarter of 2002, as measured by revenue.

     uDate believes the online personals business is highly competitive. A range of online businesses, including portals, Internet service providers (or ISPs) and content aggregators, have entered or attempted to enter the online personals business. In addition, because the online personals business poses no substantial barriers to entry for simple Web-based applications, hundreds of other entities have established a presence.

     The following online personals providers are among uDate’s competitors:

General Audience Providers	Specialty Providers

AmericanSingles	BlackPlanet.com
Cupid Junction	CatholicSingles.com
Date.com	ChristianCafe.com
DreamMates.com	eharmony.com
FriendFinder	Gay.com
Lavalife	JCupid.com
Match.com (a subsidiary of USA)	Nerve.com
Matchmaker (a subsidiary of Terra Lycos)	SocialPlus.com
SomeoneLikesYou.com
Yahoo! Personals (owned by Yahoo! Inc.)

     uDate believes that it competes with all other online personals services based primarily on (i) the features of its application, (ii) the appeal, look and feel and user-friendliness of its application, (iii) the number, range and qualities of its members and (iv) its market presence. uDate also faces significant competition from online services that are free to subscribers and from offline services designed to provide dating opportunities for adults, such as classified advertising.

     uDate believes that one route for online personals services to reach large numbers of potential customers is through arrangements with the main leading online content aggregators, such as portals and ISPs, which are capable of attracting large numbers of potential paying members to online dating sites. Many of these Internet sites have entered into agreements lasting 12 or more months with online dating services. For example, Match.com currently provides branded personals content to MSN and AOL, and uDate currently provides branded personals content to AT&T and Knight Ridder. uDate believes that the typical 12-month term of many of these arrangements and the ability of aggregators of online content to enter into the online personals business themselves raises the competitive pressure in the online personals business.

     uDate believes that there is some competitive advantage to having a relationship with entities capable of attracting potential paying members to an online dating site or having a relationship with an affiliated group of potential paying members. uDate believes that it is able to compete for these pools of potential paying members.

     uDate has traditionally competed on the strength of its service and product offering. uDate’s current Internet application was developed over two years ago and, while uDate believes that at the time it was a leader in terms of functionality and ability to deliver high levels of interaction between members, many of uDate’s competitors subsequently developed applications with similar capabilities. As a result, uDate believes any competitive advantage it had in this area has been reduced.

     Customers

     uDate attracts customers to its Web sites through its affiliate program and its “integrated content” relationships and by purchasing targeted advertising. These programs are designed to appeal to persons who have the demographic characteristics that uDate believes makes them more likely to be interested in uDate’s service and to become paying members.

     Affiliate Program. uDate.com and Kiss.com both have an affiliate program that encourages professional Web masters to promote uDate.com and Kiss.com across a network of Web sites and attract potential customers to the uDate.com and Kiss.com Web sites. Affiliates receive a portion of the uDate.com and Kiss.com revenues generated by the affiliates’ Web sites. Affiliates attract traffic to uDate.com and Kiss.com principally through search engine listings and from “Personals Directories” such as Lovesites.com or cupidsnetwork.co.uk. uDate focuses its affiliate program on Web sites capable of attracting meaningful numbers of potential subscribers to uDate’s Web sites. As of December 31, 2002, uDate had 72 affiliates.

     Integrated Content Relationships. uDate.com and Kiss.com have a number of “integrated content” relationships with portals, ISPs and online newspapers, such as AT&T, USA Today and Knight Ridder. These relationships normally provide for uDate and the other party to develop jointly an online dating page that is located on the other party’s Web site. This page has the “look and feel” of the other party’s Web site and is designed to attract interested users to uDate’s Web sites. uDate typically pays a fee to the other party based on the revenues uDate.com and Kiss.com receive from the online dating page that is located on the other party’s Web site.

     Targeted Advertising. uDate buys advertising on a number of different Web properties, including portals, search engines, Web sites dedicated to alumni networks, online “white page” and “yellow page” directories and ISPs. Internet sites on which uDate purchases advertising include MSN, Google.com and classmates.com. Advertising on these sites takes many forms, such as keyword text links and targeted banners.

     Operations and Technology

     uDate’s members connect to its Web sites through the Internet. uDate’s members connect to the Internet through ISPs such as Prodigy, Earthlink and AOL. By keying www.udate.com or www.kiss.com into the URL field or by clicking on a uDate.com or Kiss.com Internet advertisement, members are directed to uDate’s server hardware and software application. Members may connect through broadband and narrowband and from personal computers (PCs), Mac and Web TV.

     uDate’s Web and database servers are housed in an IBM facility in Secaucus, New Jersey. uDate’s server hardware and software application “Web site” has been designed and developed over the past four years and is capable of supporting 20,000 simultaneous online users.

     uDate capitalizes certain software development costs after technological feasibility of the software application has been established. uDate will then amortize these costs using the greater of the amount calculated on a straight line basis over the expected life of the software application, or the ratio of current gross revenues to the total amounts anticipated as future gross revenues for a product. Software development costs capitalized in the twelve months ended December 31, 2002 amounted to $1,425,804, which related to a portion of the wages and salaries of employees involved in the development work and other direct development costs of uDate’s software application. Costs will be amortized from the point at which the application is made available for general release to customers. In assessing the realizability of the software development costs, uDate must make certain assumptions about the sales of the software application and the expected economic life of the application. If uDate changes these assumptions in the future, the amount of amortization expense that uDate will recognize in future periods could be materially increased or decreased.

     uDate estimates that expenses in respect of Web site development incurred in the twelve months ended December 31, 2001 amounted to approximately $128,000. This expenditure related to targeted advertising services and was capitalized, as required under EITF 00-2, Accounting for Web site Development Costs, and SOP 98-1. Following uDate’s decision to focus its activities on online personals, this amount was written off in full. Throughout the twelve months ended December 31, 2001, uDate continued to develop and refine its application, but incurred no further Web site development expenses in the period that would require capitalization under EITF 00-2 or SOP 98-1.

     No research and development costs have been borne directly by customers, and all such costs were expensed as incurred.

     As of December 31, 2002, uDate had 39 full-time employees, and four temporary staff, based in both the U.S. and England. This also represents uDate’s total number of employees.

     Corporate History

     uDate’s corporate predecessor, Anthem Recording West, Inc. (“Anthem”), was incorporated in California on January 4, 1999, and was originally organized to provide representation and other services to musical artists such as songwriters and performers. Anthem, however, had minimal operations, earnings and business prospects prior to May 23, 2000. The former management of Anthem determined that the business model of Anthem was not successful and sought to combine with, or acquire, a new business.

     On May 23, 2000, Anthem issued 10,925,000 shares of common stock in exchange for all of the outstanding shares of capital stock of uDate.com Ltd. (formerly Icebreaker Personal Network Ltd.), an English corporation (“uDate-UK”), and its parent company, Internet Investments Inc., a Bahamian corporation (the “Share Exchange Transaction”), pursuant to the terms of a Share Exchange Agreement dated as of May 5, 2000 (the “Share Exchange Agreement”). At the consummation of the Share Exchange Transaction, the former sole shareholder of Internet Investments Inc. held approximately 60% of the issued and outstanding shares of common stock of Anthem. The Share Exchange Transaction is described, and the Share Exchange Agreement is included, in a Current Report on Form 8-K filed with the SEC on June 9, 2000, as amended by Current Reports on Form 8-K/A filed with the SEC on August 14, 2000, March 26, 2001, April 4, 2001 and May 2, 2001.

     uDate-UK was formed in February 1998 in England as “Icebreaker Personal Network Ltd.” Internet Investments Inc. was formed in the Bahamas in February 1998. Prior to the Share Exchange Transaction, Internet Investments Inc. owned over 98% of the capital stock of uDate-UK. uDate-UK began commercial operation of its online personals business in February 1999.

     The Share Exchange Transaction also provided Anthem with working capital in the amount of $7.5 million through a concurrent private placement of 1.0 million units at $7.50 per unit. Each unit consisted of one share of common stock of Anthem and a warrant that represented the right to purchase one-half of a share of common stock at $10.00 per share.

     Following the completion of the Share Exchange Transaction, the name of Anthem was changed to “uDate.com, Inc.”

     On or about February 23, 2001, holders of a majority of the issued and outstanding shares of uDate.com, Inc., a California corporation (“uDate-California”), acting by written consent, approved a proposal to reincorporate uDate-California under the laws of Delaware pursuant to an Agreement and Plan of Merger between uDate-California and uDate.com, Inc., a Delaware corporation which was a wholly-owned subsidiary of uDate-California (the “Reincorporation”). The Reincorporation became effective on March 27, 2001. The Reincorporation did not result in any change in the name, business, management, fiscal year, assets or liabilities, or location of the principal facilities of uDate-California.

     On March 29, 2001, uDate acquired Kiss.com, Inc., a privately held Washington corporation that operated a picture personals service, for the purchase price of 6.2 million shares of its common stock and promissory notes in the aggregate principal amount of $5.0 million. As a result of the acquisition, Kiss.com, Inc. became a wholly-owned subsidiary of uDate.com, Inc. The acquisition was accounted for under the purchase method of accounting and was valued at approximately $19.6 million, including transaction costs.

     During the fourth quarter of 2001, uDate restructured the operations of Kiss.com, Inc. by closing its Seattle, Washington office, terminating 22 employees and migrating the online operation of Kiss.com onto the uDate.com application.

     uDate plans to maintain both the Kiss.com and uDate.com Web properties for the foreseeable future and continues to promote both brands.

     Intellectual Property

     uDate has developed technologies that it uses in its business. It relies primarily on a combination of common law trade secret, copyright and trademark protection and contractual provisions to protect its proprietary rights in such technologies.

     At this time uDate has not filed any applications for patents or copyrights for its technologies. uDate has registered trademarks for certain of its key marks and has filed trademark applications for certain others, which are currently under review by the relevant authorities. There can be no guarantee that such applications will be approved. Patents, trademarks and copyrights may become important in the protection of the commercial viability of uDate’s products and the failure to obtain such protection could have an adverse effect on the commercial viability of such products. uDate’s success, therefore, may in part depend on its ability to obtain patents, trademarks, copyrights or licenses to such intellectual property in the future. It is not possible to anticipate the breadth or degree of protection that patents, trademarks or copyrights would afford any product or the underlying technologies.

     Dependence on Major Customers

     uDate does not depend on one, or a limited number of, major customers.

     Government Approval

     uDate does not need to seek government approval for its principal products or services, and has not sought such approval for any of its products or services.

     Risk Factors

     A detailed discussion concerning the risks associated with uDate and its business is contained in this Annual Report under “Management’s Discussion and Analysis or Plan of Operations.”

Item 2.     Description of Property.

     uDate leases 13,200 square feet of offices premises in Derby, England. The rent is fixed at £185,563 per annum (approximately $304,000 at the conversion rate of £1 equal to $1.64 existing on January 31, 2003) and the lease has a term of ten years, with a termination option after five years (December 31, 2007).

     uDate also leases an additional 4,000 square feet of office premises in Derby, England. The rent is fixed at £39,526 per annum (approximately $65,000 at the conversion rate of £1 equal to $1.64 existing on January 31, 2003) and the lease expires in March 2003. uDate does not intend to extend the term of this lease.

     uDate leases 2,200 square feet of office premises in Teaneck, New Jersey. The rent is fixed at $79,870 per annum and the lease expires on June 30, 2005.

     uDate has an arrangement with First Base Victoria, which provides desk space in a managed office facility in London, England, for the sum of £1,120 per month (approximately $1,800 at the conversion rate of £1 equal to $1.64 existing on January 31, 2003). This arrangement can be cancelled upon 60 days written notice.

     uDate’s server farm is housed in an IBM facility in Secaucus, New Jersey.

     uDate is not engaged in real estate activities and therefore does not have investment policies regarding real estate or interests in real estate, investments in real estate mortgages, and securities of or interests in persons primarily engaged in real estate activities.

Item 3.     Legal Proceedings.

     uDate has not been a party to, nor has its property been the subject of, any legal proceedings beyond routine litigation incidental to its business.

Item 4.     Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders of uDate during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.     Market For Common Equity and Related Stockholder Matters.

     uDate.com, Inc. common stock is quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol “UDAT”.

     In the following table, uDate presents the high and low sale prices for a share of uDate common stock, rounded to the nearest cent, for the periods indicated. The prices below are the high and low quarterly bid prices as reported by the National Association of Securities Dealers Composite Feed or other qualified interdealer medium. Over-the-counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Period	High	Low

	$	$
Fiscal Year Ended December 31, 2002
Fourth Quarter	5.40	1.09
Third Quarter	3.02	1.70
Second Quarter	3.05	2.20
First Quarter	3.98	2.20
Fiscal Year Ended December 31, 2001
Fourth Quarter	3.59	1.30
Third Quarter	1.59	1.06
Second Quarter	2.05	1.00
First Quarter	3.25	0.81

     uDate had approximately 43 stockholders of record as of December 31, 2002.

     uDate has never paid any cash dividends on its shares of capital stock. uDate currently anticipates that it will retain all of its future earnings available for distribution to the holders of uDate common stock for use in the expansion and operation of its business, and does not anticipate paying any cash dividends on its common stock in the foreseeable future. So long as the merger agreement with USA is in effect, uDate cannot pay dividends on its common stock without the prior written consent of USA.

     Between May 2000 and February 2001 uDate granted an aggregate of 2,505,000 options to purchase shares of common stock of uDate to employees of, and consultants to, uDate at exercise prices between $1.88 and $7.50 per share.

     The issuance of the option grants described in the preceding paragraph was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act as transactions not involving a public offering. Each such option grant was made under the Company’s 2000 Stock Incentive Plan.

     On October 3, 2001, November 5, 2001 and December 5, 2001, the Company issued an aggregate of 90,945 shares of common stock to four former stockholders of Kiss.com pursuant to the Kiss.com Notes.

     Between January and March 2002, uDate issued an aggregate of 25,461 shares of common stock to four former stockholders of Kiss.com pursuant to the Kiss.com Notes. uDate relied on the exemption provided by Section 4(2) of the Securities Act for this issuance of its common stock. The former stockholders represented their intention to acquire such securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in these transactions. All recipients had access to information about uDate to make an informed investment decision. No underwriters were involved in these issuances of securities.

Item 6.     Management’s Discussion and Analysis or Plan of Operations.

     The following discussion and analysis should be read in conjunction with uDate’s consolidated financial information and the related notes included elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, those set forth below under “Risk Factors” and elsewhere in this Annual Report.

Critical Accounting Policies

     uDate has identified the following as critical accounting policies to uDate: valuation and impairment of acquired intangible assets and goodwill; realization of deferred tax assets; and capitalization of software development costs. Critical accounting policies are those accounting policies that are both most important to the portrayal of a company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     Valuation and Impairment of Acquired Intangible Assets and Goodwill

     uDate recognized identifiable intangible assets of $13,957,000 and goodwill of $12,020,042 in connection with its acquisition of Kiss.com, Inc. on March 29, 2001. The intangible assets consist of Kiss.com, Inc.’s customer base and the Kiss.com trade name. Goodwill consists of the excess of the purchase price for Kiss.com, Inc. over the value of the identifiable net assets acquired, including identified intangible assets. uDate fully amortized the customer base in 2001 over its estimated useful life of nine months. uDate is amortizing the Kiss.com trade name on a straight-line basis over its estimated useful life of ten years. Until December 31, 2001, uDate amortized goodwill on a straight-line basis over its estimated useful life of ten years. Beginning on January 1, 2002, uDate is no longer amortizing goodwill but instead is reviewing it annually for impairment in accordance with SFAS 142. uDate used a third-party appraiser at the date of the acquisition to determine the fair value and useful economic life of the intangible assets and goodwill acquired from Kiss.com, Inc. The determination of the fair value and useful economic life of the intangible assets is subjective and requires estimates about future cash flows of the Kiss.com business and other factors. If uDate is required to revise these estimates, the amount of amortization expense that uDate will recognize in future periods could be materially increased or decreased.

     In assessing the recoverability of uDate’s intangible assets and goodwill, uDate must make assumptions regarding estimated future cash flows related to these assets and other factors to determine the fair value of these assets. If these estimates or their related assumptions change in the future, uDate may be required to record impairment charges for these assets.

     uDate has conducted the annual impairment review described above and determined that no impairment of goodwill or intangible assets occurred during the twelve months ended December 31, 2002.

     Realization of Deferred Tax Assets

     uDate records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the U.S. during the periods in which those temporary differences become deductible. Estimating the level of future taxable income is inherently subjective and, to the extent that uDate’s actual results differ from the estimates, the asset may not be recovered. Based on the level of historical taxable income and estimates of future taxable income in the U.S. over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that uDate will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable however, could be reduced if estimates of future taxable income in the U.S. during the carryforward period are reduced.

     Capitalization of Software Development Costs

     uDate capitalizes certain software development costs after technical feasibility of the software application has been established. uDate will then amortize these costs using the greater of the amount calculated on a straight line basis over the expected life of the software application, or the ratio of current gross revenues to the total amounts anticipated as future gross revenues for a product. Software development costs capitalized in the twelve months ended December 31, 2002 amounted to $1,425,804, which related to a portion of the wages and salaries of employees involved in the development work and other direct development costs of uDate’s software application. Costs will be amortized from the point at which the application is made available for general release to customers. In assessing the realizability of the software development costs, uDate must make certain assumptions about the sales of the software application and the expected economic life of the application. If uDate changes these assumptions in the future, the amount of amortization expense that uDate will recognize in future periods could be materially increased or decreased. In order to recover these costs in future years, uDate will need to generate $1,425,804 of income. uDate believes that the sales contracts that have already been signed, in addition to those that are under negotiation, will generate sufficient income to recover these costs.

Recent Events

     uDate executed a merger agreement with USA Interactive and other parties on December 19, 2002. The merger agreement contemplates that a wholly-owned subsidiary of USA will be merged with and into uDate and that, as a result of the merger, uDate be the surviving corporation and will become a wholly-owned subsidiary of USA. Under the terms of the merger agreement, each outstanding share of uDate common stock will be converted into the right to receive 0.18956 shares of USA common stock. It is expected that this transaction will be completed during the first half of 2003, after approval by uDate’s stockholders and the appropriate regulatory authorities and the satisfaction of all other conditions to the merger. uDate convened a special meeting of stockholders on March 26, 2003 and, immediately upon convening the meeting, uDate stockholders approved a motion to adjourn the meeting to April 4, 2003. At the reconvened special meeting, uDate’s stockholders will be asked to consider and vote upon a proposal to adopt and approve the merger agreement with USA and the merger. The purpose of the adjournment is to give uDate’s stockholders time to consider the prospectus supplement mailed to them on or about March 25, 2003. The prospectus supplement describes USA’s announcement that it has entered into an agreement with Expedia by which USA, already the majority owner of Expedia, would acquire the Expedia shares it does not currently own.

Overview

     uDate.com, Inc. is an online personals business that provides adults with a secure, effective environment for meeting other adults. uDate provides a global service through two Web properties: uDate.com and Kiss.com. uDate is a “pure play” Internet business and derives substantially all of its revenues from the sale of paying memberships.

     uDate’s main office is located in Derby, England. uDate’s Web infrastructure, including its server hardware and software application, is housed in an IBM facility in Secaucus, New Jersey. The uDate.com and Kiss.com Web sites are available globally under the uniform resource locators (URLs) www.udate.com and www.kiss.com, respectively. As of December 31, 2002, uDate had approximately 4.5 million personal profiles created by members in more than 80 countries. uDate had 223,362 paying members during December 2002; this figure represents the total number of paying members who had a subscription at any point during that month. uDate believes that its subscribers are principally located in the United States, the United Kingdom and continental Europe.

     The U.S. online personals business has developed from a minor business in 1997 comprising a handful of competitors into a business that generates substantial revenues and consists of hundreds of competitors. According to the Online Publishers Association, an industry trade organization representing online publishers, the personals/dating category of the paid online content business recorded more than $87 million in revenue in the third quarter of 2002. The Online Publishers Association also reported that consumer spending for online content in the personals/dating category increased 387% between the third quarter of 2001 and the third quarter of 2002. uDate believes that, as the online personals business has developed, Internet dating has become more widely accepted among consumers. Several of the major companies in the online personals business are currently engaging in more traditional television, radio and printed media advertising; uDate believes this will lead to greater acceptance of

Internet dating by the mainstream population. Presently there are hundreds of service providers in the U.S., including companies such as Match.com (a subsidiary of USA), Yahoo! Personals (owned by Yahoo! Inc.), Matchmaker (a subsidiary of Terra Lycos), Date.com, AmericanSingles, Lavalife and FriendFinder and specialty providers such as Nerve.com and JCupid.com.

     uDate attracts customers to its Web sites through its affiliate program and its “integrated content” relationships and by purchasing targeted advertising on select Web sites. Based on an analysis of the sources of traffic to its Web sites, uDate believes that it is attracting a growing proportion of its visitors by reference or word-of-mouth.

     uDate.com and Kiss.com members access uDate’s Web sites by Web browsers such as Microsoft’s Internet Explorer and Netscape Navigator. Members interface with uDate’s server hardware and software application, including both Web and database servers, which share information among members and enable instantaneous interaction between members.

     The uDate.com and Kiss.com Web sites allow members to register free of charge. Free membership entitles a member to build a personal profile which is visible to other members. The personal profile includes detailed demographic data, photographs and a personal description. Members are able to visit the Web sites at any time and identify other members whom they might like to meet. uDate operates a “pay to communicate” business model. (Many online personals companies use either advertising and subscription business models or subscription only business models.) The principal difference between membership generally and paying membership is that paying members may contact other paying members through the uDate.com and Kiss.com Web sites and may initiate contact with non-paying members. Non-paying members may not read messages from other members or reply to messages. This joint proxy statement/prospectus uses the term “paying member” or “subscriber” to denote a person who has purchased a subscription from uDate and the term “member” or “non-paying member” to denote a person who has not agreed to pay uDate but who has registered with uDate and created a personal profile.

     uDate’s operations are supported by 24 hour customer service. The customer service team receives and responds to members’ inquiries by email and billing inquiries by telephone.

Results of Operations

	Year ended	Year ended	Ten months ended
	December 31, 2002	December 31, 2001	December 31, 2000

Revenues	$39,369,119	$20,118,961	$1,588,730
Operating expenses:
Selling, general and administrative expenses	12,872,943	8,671,174	3,925,090
Restructuring charges	—	1,439,611	—
Advertising expense	15,533,206	7,063,946	3,607,923
Depreciation	1,116,842	871,219	352,335
Amortization of goodwill and intangible assets	1,114,299	4,474,388	—

Total operating expenses	30,637,290	22,520,338	7,885,348

Net income (loss) before interest and taxes	8,731,829	(2,401,377)	(6,296,618)
Interest income	59,493	19,388	112,607
Interest expense	121,296	520,395	18,680

Net income (loss) before taxes	8,670,026	(2,902,384)	(6,202,691)
Income taxes	3,136,291	(2,541,487)	—

Net income (loss)	$5,533,735	$(360,897)	$(6,202,691)

     The ten-month accounting period for 2000 arose due to a change in the fiscal year-end of uDate from March 1 to December 31. The commercial operations of uDate expanded significantly in the year ended December 31, 2001, caused in part by the acquisition of Kiss.com, Inc. Due to this significant growth, uDate cautions that the analysis set forth below comparing uDate’s results of operations for the year ended December 31, 2001 and the ten months ended December 31, 2000 may not be helpful to an understanding of uDate’s business as currently conducted.

Results of Operations for the Years Ended December 31, 2002 and 2001

     The acquisition of Kiss.com, Inc. was completed on March 29, 2001. Accordingly, the results of operations for the twelve months ended December 31, 2001 include nine months of operating results of Kiss.com, Inc.

     Revenues

     Total revenues for the twelve months ended December 31, 2002 were $39,369,119, compared to $20,118,961 for the twelve months ended December 31, 2001, an increase of 96%. This increase was due to (i) the continued greater awareness of the uDate.com and Kiss.com Web sites as a consequence of targeted marketing activities, (ii) an increase in the rate of conversion of members to paying members, (iii) an increase in the average life of membership arising from improvements in the uDate.com and Kiss.com Web products and from the impact of automatic renewal of the members’ subscriptions upon the expiration of the subscription period, and (iv) the inclusion of twelve months revenue for Kiss.com, Inc. in the twelve months ended December 31, 2002 as opposed to the inclusion of nine months revenue for Kiss.com, Inc. in the twelve months ended December 31, 2001. The automatic renewal process was introduced on the uDate.com Web site on May 23, 2001 and was in effect on the Kiss.com Web site prior to uDate’s March 2001 acquisition of Kiss.com, Inc.

     Subscription revenues as a percentage of total revenues for the years ended December 31, 2002 and December 31, 2001 were 99% and 98%, respectively.

     In October 2001, uDate consolidated the operations of Kiss.com, Inc. and launched a new Kiss.com Web site using the uDate.com software application, hosted at the existing uDate data center located in an IBM facility in Secaucus, New Jersey. All Kiss.com users were migrated onto the new Kiss.com Web site and uDate experienced an increase in the rate of conversion of members to paying members on the Kiss.com Web site following this migration due to the improvements in the Kiss.com Web product.

     uDate experienced a seasonal decline in subscription revenues in the two weeks prior to Christmas of 2002 and 2001. uDate expects to experience a similar seasonal decline in revenues in future years.

     During 2002, uDate had a “bartered advertisement” arrangement with a third party which provided for uDate to place a number of advertisements for the third party on the uDate.com Web site, and for the third party to place a like number of advertisements for uDate.com on the third party’s Web site. During the twelve months ended December 31, 2002, approximately 1.6 million barter advertisements were displayed on both the uDate.com Web site and the third party’s Web site. Advertising revenue and advertising costs in respect of this arrangement have not been recognized because it is not possible to determine a fair value for the advertising exchanged in the transaction. The number of advertisements exchanged is not material within the context of the total amount of advertising purchased by uDate during the period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses during the twelve months ended December 31, 2002 were $12,872,943, compared to $8,671,174 for the twelve months ended December 31, 2001, an increase of 48%. This increase was due to (i) one-time costs associated with uDate’s discussions about a possible extraordinary transaction with Ticketmaster and another company in the first quarter of 2002 of $973,452, (ii) one-time costs associated with the merger agreement of $1,193,694 and (iii) an increase in the costs of operating the business associated with the 96% increase in revenues over the period.

     Significant components of selling, general and administrative expenses in the year ended December 31, 2002 include (i) wages and salaries of $4,071,520, (ii) bank and transaction charges of $2,359,891, (iii) legal, professional, accounting and consultancy fees of $1,683,579 (excluding one-time costs associated with the matters described in clauses (v) and (vi) of this paragraph), (iv) ISP charges of $1,092,910, (v) legal, professional, accounting and consultancy fees associated with uDate’s discussions with Ticketmaster and another company in the first quarter of 2002 of $973,452 and (vi) legal, professional, accounting and consultancy fees associated with the merger agreement of $1,091,367. Software development costs capitalized during the period amounted to $1,425,804, of which $1,157,263 related to direct wages and salaries and the remainder of which were direct development costs of uDate’s software application. These wages and salaries reflect a portion of the total employment costs of employees involved in the development work based upon each employee’s percentage of time spent on the project. uDate’s wages and salaries expenses decreased from $4,597,357 in the year ended December 31, 2001 to $4,071,520 in the year ended December 31, 2002 due in part to cost savings resulting from restructuring the operations of Kiss.com, Inc. and in part to the capitalization of software development costs. Approximately $1.6 million of uDate’s bank and transaction charges are directly related to its cash receipts; therefore, if the amount of uDate’s cash receipts increases in future periods, uDate will likely experience an increase in its bank and transaction charges by a proportional amount.

     Restructuring charges

     During the fourth quarter of 2001, uDate restructured the operations of Kiss.com, Inc. by closing its Seattle, Washington office, terminating 22 employees and migrating the online operation of Kiss.com onto the uDate.com software application. As a result, uDate recorded a restructuring charge of $1,439,611 in the three months ended December 31, 2001, which is included within selling, general and administrative expenses. The two principal components of this charge were (i) costs associated with terminating the employees of $760,714 and (ii) future office rental obligations of $434,086 for facilities with no future use.

     Advertising Expense

     Advertising expense for the twelve months ended December 31, 2002 was $15,533,206, compared to $7,063,946 for the twelve months ended December 31, 2001, an increase of 120%. This increase was due to an increase in marketing activities designed to attract more potential paying members to uDate’s Web sites and increase subscription revenues. Advertising expense increased during the year ended December 31, 2002 in line with the expanding operations of uDate. uDate’s cost to acquire a new paying member increased marginally resulting from increases in the costs of online advertising. uDate continually adjusts its advertising program to reflect its experience and to increase the relative yield of its advertising expense.

     uDate believes advertising through online media contributed to the majority of the new personal profiles created by members during the twelve months ended December 31, 2002.

     Although uDate also spent approximately $400,000 on offline advertising during 2002, advertising expense continued to be predominantly for online media. uDate has a number of “integrated content” relationships with portals, ISPs and online newspapers, and purchases targeted advertising on key Web properties, including portals, Web sites dedicated to alumni networks, search engines and ISPs. uDate also has an affiliate program.

     uDate plans to increase its advertising expenses in fiscal 2003, both online and offline, in an effort to grow its subscription revenues and to increase brand awareness. uDate believes that online advertising may become more expensive, which may cause its advertising costs to increase in future periods in absolute terms.

     Depreciation

     Depreciation during the twelve months ended December 31, 2002 was $1,116,842, compared to $871,219 for the twelve months ended December 31, 2001, an increase of 28%. This increase was due to continued capital expenditure related to the expansion of uDate’s server hardware which is housed in an IBM facility in Secaucus, New Jersey.

     Amortization of Goodwill and Intangible Assets

     Amortization of goodwill and intangible assets was $1,114,299 for the twelve months ended December 31, 2002, compared to $4,474,388 for the twelve months ended December 31, 2001, a decrease of 75%. This decrease was due to (i) the amortization in full of the intangible asset relating to the customer base of Kiss.com, Inc. in the twelve months ended December 31, 2001 and (ii) uDate’s adoption of accounting policies effective January 1, 2002 which no longer allow goodwill to be amortized, but rather be subject to an annual impairment review. uDate has conducted such annual impairment review and determined that no impairment of goodwill or intangible assets occurred during the twelve months ended December 31, 2002. Amortization of goodwill and intangible assets relates to the goodwill and intangible assets recognized by uDate in connection with its acquisition of Kiss.com, Inc.

     The total purchase price for Kiss.com, Inc., including transaction costs, was approximately $19.6 million. uDate also assumed $6.3 million of Kiss.com, Inc.’s liabilities. Of this, approximately $12.0 million was allocated to goodwill, $2.8 million was allocated to Kiss.com, Inc.’s customer base and $11.1 million was allocated to the Kiss.com trade name. During the twelve months ended December 31, 2001, uDate amortized goodwill on a straight-line basis over its estimated useful life of ten years. Effective January 1, 2002, uDate adopted the provisions of SFAS 142. SFAS 142 requires that any goodwill and any intangible asset determined to have an indefinite life should not be amortized, but should be evaluated for impairment on at least an annual basis in accordance with the provisions of SFAS 142. As of January 1, 2002, unamortized goodwill in the amount of $11,195,380 is subject to this annual impairment review.

     The customer base was fully amortized in 2001 over its estimated useful life of nine months. The Kiss.com trade name is being amortized on a straight-line basis over its estimated useful life of ten years.

     Interest

     Interest expense for the twelve months ended December 31, 2002 was $121,296, compared to $520,395 for the twelve months ended December 31, 2001, a decrease of 77%. This decrease was due to the repayment in full by March 31, 2002 of the promissory notes in the aggregate principal amount of $5,000,000 issued by uDate in connection with its acquisition of Kiss.com, Inc. (the “Kiss.com Notes”). Interest charges on the Kiss.com Notes commenced in July 2001.

     Interest income for the twelve months ended December 31, 2002 was $59,493, compared to $19,388 for the twelve months ended December 31, 2001, an increase of 207%. This increase was due to an increase in uDate’s cash balances.

     Income Taxes

     Income taxes for the twelve months ended December 31, 2002 were an expense of $3,136,291, compared to a benefit of $2,541,487 for the twelve months ended December 31, 2001. This increase was due to uDate recording net income in 2002, as opposed to the cumulative net loss recorded for 2001.

     Net Income

     Net income for the twelve months ended December 31, 2002 was $5,533,735 compared to a net loss of $360,897 for the twelve months ended December 31, 2001. uDate recorded net income in 2002 due to the continued growth of uDate’s revenues throughout 2002, the reasons for which are described above, combined with the maintenance of a relatively fixed cost base.

Liquidity and Capital Resources

     To date, uDate has funded its operations through equity financing and cash provided by operating activities. In May 2000, in connection with the Share Exchange Transaction, uDate’s corporate predecessor, Anthem Recording West, Inc., raised $7.5 million through a private placement of 1.0 million units at $7.50 per unit. Each unit consisted of one share of common stock of Anthem and a warrant that represented the right to purchase one-half of a share of common stock at $10.00 per share. In March 2001, uDate acquired Kiss.com, Inc. for the purchase price of 6.2 million shares of its common stock and promissory notes in the aggregate principal amount of $5.0 million, known as the Kiss.com Notes. uDate’s operating activities expanded significantly following its acquisition of Kiss.com, Inc.

     As of December 31, 2002, uDate’s principal sources of liquidity consisted of (1) cash of $9,712,452, compared to $4,325,580 as of December 31, 2001 and $1,450,366 as of December 31, 2000, and (2) revenue from operations. The increase in cash during 2002 was primarily the result of cash generated from operations and proceeds from the issuance of common stock pursuant to the exercise of stock options, reduced by repayments of the Kiss.com Notes ($2,606,326 in 2002) and capital expenditures ($2,126,164 in 2002). The increase in cash during 2001 was primarily the result of cash generated from operations and proceeds from the issuance of common stock pursuant to the exercise of stock options, reduced by repayments of the Kiss.com Notes ($2,393,674 in 2001), payment of costs associated with the acquisition of Kiss.com, Inc. ($528,384 in 2001) and capital expenditures ($495,846 in 2001).

     Cash as of December 31, 2002 includes restricted cash of $3,938,970 ($0 as of December 31, 2001 and December 31, 2000) held on deposit with financial institutions in connection with merchant services agreements relating to the collection of uDate’s subscription receipts.

     uDate’s net working capital deficit increased to ($2,952,001) as of December 31, 2002, compared to $(2,933,491) as of December 31, 2001 and net working capital of $62,928 as of December 31, 2000. The recognition of restricted cash as described above, the repayment of the Kiss.com Notes and capital expenditures have offset the effect of cash generated from operations and proceeds from the issuance of common stock pursuant to the exercise of stock options.

     Net cash provided by operating activities for the twelve months ended December 31, 2002 was $6,829,373, compared to $6,400,755 for the twelve months ended December 31, 2001 and net cash used in operating activities of ($4,709,215) for the ten months ended December 31, 2000. The increase in net cash provided by operating activities during 2002 and 2001 was a direct consequence of the increased level of activity of the business.

     Net cash used in investing activities for the twelve months ended December 31, 2002 was $3,551,968, compared to $1,103,032 for the twelve months ended December 31, 2001 and $1,433,185 for the ten months ended December 31, 2000. uDate’s principal investing activities in 2002 were capital expenditures ($2,126,164) and software development costs relating to uDate’s new software application ($1,425,804), in 2001 were capital expenditures ($495,846), costs associated with the acquisition of Kiss.com, Inc. ($528,384) and Web site development expenses ($128,285), offset by cash acquired with Kiss.com, Inc. ($49,483), and in 2000 were capital expenditures ($1,484,108), offset by cash acquired in the Share Exchange Transaction ($50,923). Capital expenditures for 2002, 2001 and 2000 related primarily to computer hardware.

     Net cash used in financing activities for the twelve months ended December 31, 2002 was $1,829,503, compared to $2,422,509 for the twelve months ended December 31, 2001 and net cash provided by financing activities of $7,576,641 for the ten months ended December 31, 2000. In 2002, uDate received proceeds from the issuance of common stock of $876,071 and made repayments of $2,606,326 on the Kiss.com Notes. In 2001, uDate received proceeds from the issuance of common stock of $77,600 and made repayments of $2,393,674 on the Kiss.com Notes. In 2000, uDate received proceeds from the issuance of common stock of $7,635,580.

     uDate was required to pay the Kiss.com noteholders an amount equal to 20% of uDate’s gross Internet dating revenues on a monthly basis from July 2001, with payments made by the fifth business day of the following month. Any balance outstanding fell payable in full on the completion of any company financing after June 30, 2001. Interest was payable on the Kiss.com Notes at a rate of 7% per annum from July 1, 2001. In addition, until the Kiss.com Notes were repaid, uDate issued and delivered to each noteholder a certificate or certificates representing that number of shares of uDate’s common stock equal to two percent (2%) of the aggregate principal amount of such person’s note that was unpaid as of the end of the month then ended, divided by the greater of (i) $2.00 per share and (ii) the Average Price (as such term was defined in the Kiss.com Notes). The Kiss.com Notes were repaid in full during the twelve months ended December 31, 2002.

     uDate expects to increase its advertising spending during 2003 in an effort to grow its subscription revenues. If the closing of the merger is delayed or the merger is not completed, uDate also intends to make substantial additional technology investments during 2003, including establishing a second data center.

     uDate has operating leases which are due to expire in 2003, 2005 and 2007. Payments under these leases amounted to $109,065 in the twelve months ended December 31, 2002 and $69,130 in the twelve months ended December 31, 2001. uDate is obligated to make future payments under these leases of $400,000 in 2003, $384,000 in 2004, $341,500 in 2005, $299,000 in 2006 and $299,000 in 2007.

     uDate is also obligated to make payments of $184,516 in 2003 in respect of lease property in Seattle, Washington.

     In connection with the merger agreement, uDate has agreed to customary restrictions on various operating matters, including restrictions on incurring debt, declaring or paying dividends, disposing of assets, capital expenditures and making investments or acquisitions.

     On the basis of the actual position as at December 31, 2002 and forecasts through 2003, if the merger is not completed, uDate anticipates that it will be able to fund its operating expenses and anticipated capital expenditures in 2003 with existing cash and the cash flow from its operations. uDate’s actual future cash requirements, however, will depend on many factors, including changes in its advertising and technology expenses, costs associated with the development and introduction of its new software application and new services, and competitive pressures. If the merger does not close, uDate may require additional sources of capital to continue to support its business. uDate does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with uDate’s historical operating results, or may not be obtainable on terms acceptable to uDate. As a result, in order to obtain additional funds, uDate may need to seek additional equity capital which would be dilutive to current stockholders.

Recent Accounting Pronouncements

     SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, is effective for uDate for the year commencing January 1, 2003. uDate does not expect SFAS 143 to have a material effect on its financial statements.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, is effective for uDate for the year commencing January 1, 2002. SFAS 144 did not have a material effect on uDate’s financial statements.

     SFAS No. SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, is effective for uDate for the year commencing January 1, 2003. SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt; SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; SFAS No. 44, Accounting for Intangible Assets of Motor Carriers; and amends SFAS No. 13, Accounting for Leases. uDate does not expect SFAS 145 to have a material effect on its financial statements.

     SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities is effective for uDate for any exit or disposal activities that are initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). According to SFAS No. 146, commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated fair value. uDate does not expect the standard to have a material effect on its financial statements.

     SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123, is effective for uDate for the year ended December 31, 2002. SFAS No. 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results. The Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. uDate has adopted the disclosure provisions of the Statement in these financial statements. uDate has not adopted the fair value based method of accounting for stock-based employee compensation and still accounts for these in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

     In November 2002, the Emerging Issues Task Force issued its consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) on an approach to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting. According to the EITF, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration should be allocated to the separate units of accounting based on their relative fair values. The guidance in this Issue is effective for revenue arrangements entered into in fiscal beginning after June 15, 2003. uDate believes that the adoption of EITF 00-21 will not have a material impact on uDate’s financial statements.

Risk Factors

Risks Related to uDate’s Financial Condition and Business Model

uDate’s business and stock price may suffer if it does not complete the merger with USA.

     If the merger with USA is not completed, uDate could be subject to a number of risks that may adversely affect its business and stock price, including:

•	uDate’s day-to-day operations may be disrupted due to the substantial time and effort uDate’s management must devote to seeking to complete the merger, which could lead to a loss of position in the online personals business that uDate may be unable to regain if the merger does not occur;

•	if the merger agreement is terminated under certain conditions, uDate may be required to pay USA a termination fee of $4.5 million and up to $1.0 million for USA’s fees and expenses related to the negotiation of the merger agreement;

•	uDate’s stock price would likely decline since it currently reflects a market assumption that the merger will be completed; and

•	uDate must pay various costs related to the merger, such as its legal and accounting fees.

     The announcement of the planned merger with USA, and related uncertainty concerning uDate’s future, may make it more difficult for uDate to enter into advertising and other relationships with third parties to bring traffic to uDate’s Web sites, which could have an adverse effect on uDate’s revenues.

     If the merger agreement is terminated and uDate’s board of directors determines to seek another merger or business combination, uDate may not be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by USA pursuant to the merger.

     uDate has a limited operating history.

     Anthem Recording West, Inc. (“Anthem”), uDate’s corporate predecessor, was formed in January 1999 in order to provide representation and other services to musical artists such as songwriters and performers. Anthem had very limited operations and revenues, and limited business prospects, until May 23, 2000, the date of the acquisition of uDate.com Limited (“uDate-UK”). uDate-UK was established in February 1998 to provide high quality introduction, matchmaking, relationship and dating services to Internet users. uDate-UK began commercial operation of its Internet dating service in February 1999. Anthem has changed its business strategy to that of its subsidiary, uDate-UK, and changed its name to uDate.com, Inc. On March 29, 2001, uDate acquired Kiss.com, Inc., a picture personals Web site.

     Due to the limited operating histories of each of uDate and its subsidiaries, it will be difficult for owners of uDate’s securities and persons considering an investment in uDate, referred to as “investors,” to evaluate the business and prospects of uDate and an investment in uDate. As a new company, uDate faces risks and uncertainties relating to its ability to successfully implement its strategy. Investors must consider the risks, expenses and uncertainties that an early stage company in a new and rapidly evolving business faces. Some of these risks include:

•	ability to sustain historical revenue growth rates;

•	ability to increase brand awareness;

•	managing expanding operations;

•	competition;

•	attracting, retaining and motivating qualified personnel;

•	maintaining current, and developing new, relationships with portals, search engines, ISPs and other Web properties and other entities capable of attracting to uDate’s Web sites individuals who might subscribe for uDate’s fee-generating services; individuals who do subscribe for these services are referred to below as “paying members” or “subscribers;”

•	ability to anticipate and adapt to the changing Internet business and any changes in government regulation;

•	the level of usage of the Internet and traffic to uDate’s Web sites;

•	continued acceptance of uDate’s products and services, including the social acceptance of Internet-based dating and personals services;

•	capital expenditure and other costs relating to the expansion of operations;

•	the introduction of new products or services by uDate or its competitors;

•	the mix of the services sold and the channels through which those services are sold;

•	pricing changes; and

•	general economic conditions and specific economic conditions in the Internet industry.

     uDate may not be able to sustain profitability.

     For the twelve months ended December 31, 2002, uDate recorded net income of approximately $5.5 million. As of December 31, 2002, uDate had an accumulated deficit of approximately $1.5 million.

     uDate may not be able to sustain profitability in the future. If revenues grow at a slower rate than anticipated or decrease, or if advertising costs or other spending levels exceed expectations or cannot be adjusted to reflect slower or negative revenue growth, uDate may not be able to sustain profitability.

uDate’s business and growth will suffer if its new software application does not succeed.

     uDate continues to finalize development of a new software application. uDate may not be able to increase its revenues if the new application is not considered suitable by third party customers. The new application may contain design flaws or other defects that could require modifications which may result in lower than anticipated sales.

     In connection with the introduction of its new software application, uDate intends to establish a multi-lingual customer service function, through outsourcing to an agency. The failure of that agency to provide an appropriate level of multi-lingual customer service could delay the acceptance of the new application or materially and adversely affect the results of the new application.

     Quarterly results may fluctuate.

     Investors should not rely on quarterly operating results as an indication of future results because they are subject to significant fluctuations.

     Fluctuations in operating results or the failure of operating results to meet the expectations of public market analysts and investors may negatively impact uDate’s stock price. Quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect revenues or expenses in any particular quarter. Fluctuations in quarterly operating results could cause uDate’s stock price to decline. Investors should not rely on quarter to quarter comparisons of results of operations as an indication of future performance. Factors that may affect uDate’s quarterly results include:

•	mismatches between resource allocation and consumer demand due to difficulties in predicting consumer demand in a new business;

•	the demand for, and acceptance of, uDate’s Web sites, products, product enhancements and services;

•	the timing and amount of uDate’s subscription revenues;

•	changes in general economic conditions;

•	the magnitude and timing of marketing initiatives;

•	the maintenance and development of relationships with portals, search engines, ISPs and other Web properties and other entities capable of attracting potential subscribers to uDate’s Web sites;

•	the introduction, development, timing, competitive pricing and market acceptance of uDate’s products and services and those of uDate’s competitors;

•	uDate’s ability to manage anticipated growth and expansion;

•	uDate’s ability to successfully integrate acquired operations; and

•	technical difficulties or system downtime affecting the Internet generally or the operation of uDate’s products and services specifically.

     As a result of the factors listed above and because the online personals business is still immature, making it difficult to predict consumer demand, it is possible that in future periods results of operations may be below the expectations of public market analysts and investors. This could cause uDate’s stock price to decline.

     uDate’s expense levels may increase and costs may vary.

     uDate’s expense levels are based, in significant part, on its expectations as to future revenues and are therefore relatively fixed in the short term.

     Excluding costs to be incurred in connection with the merger, uDate’s major expenses continue to be selling and marketing costs, labor costs and technology costs. uDate anticipates that its operating expenses will increase as its business expands and if it makes further acquisitions. In addition, these operating costs may still be subject to dynamic and, from time to time, significant variation. If revenues fall below expectations in any quarter and uDate is unable to quickly reduce spending in response, its operating results would be lower than expected and its stock price may fall.

     uDate anticipates that, if the closing of the merger is delayed or the merger is not completed, it will be required to establish a second data center to house the servers necessary to accommodate the growth in traffic at and to its Web sites. uDate may not be able to establish this data center on acceptable terms.

uDate’s business model is unproven and may not be adaptable to changes in the online personals business.

     If uDate is not able to anticipate changes in the online personals business or if its business model is not successful, uDate may not be able to expand its business or successfully compete with other companies, which could have a material adverse effect on uDate’s business, results of operations and financial condition. uDate’s current business model depends on recurring revenues from paying members.

     Membership revenues depend upon (i) the conversion of new non-paying members to subscribers and (ii) existing subscribers’ renewing their membership for further periods. uDate may have to change its business model if current subscribers decide to discontinue uDate’s service and uDate is unable to replace them with new subscribers. It is possible that uDate will be required to further adapt its business model in response to additional changes in the online personals business.

     Additionally, uDate operates on a global basis with members and subscribers in Europe and Asia, as well as North America. Changes in the economies, trade policies, and fluctuations in interest or exchange rates may have an impact on its future financial results. As uDate continues to operate more globally, seasonality may become an increasing factor in its financial performance.

Two large stockholders beneficially own approximately 65% of uDate’s stock; their interests could conflict with uDate’s; significant sales of stock held by them could have a negative effect on uDate’s stock price.

     Atlas Trust Company and Mr. Zehrer, a member of uDate’s board of directors, beneficially owned approximately 65% of uDate’s outstanding common stock as of December 31, 2002. As a result, they collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as the proposed merger with USA. Such concentration of ownership may also have the effect of delaying or preventing a change in control of uDate. In addition, sales of significant amounts of stock held by them, or the prospect of such sales, could adversely affect the market price of uDate’s common stock.

If the merger with USA does not close, uDate may be required to obtain additional capital; uDate may not be able to obtain sufficient funds to grow its business and any additional financing may be on terms adverse to the interests of its stockholders.

     If the merger is not completed, uDate may be required to raise additional capital in order to, among other things, finance marketing activities associated with the deployment of its new software application. The timing, amount, terms and conditions of any additional financing required by uDate may be unattractive to uDate, and such financing may be unavailable. If uDate is able to raise additional funds and does so by issuing equity securities, holders of its common stock may experience significant dilution of their ownership interest. In addition, if uDate issues shares of preferred stock, the holders of these securities may have rights senior to the rights of holders of uDate’s common stock. If uDate obtains additional financing by issuing debt securities, the terms of these securities could limit its flexibility in making business decisions. If additional financing is not available when required or is not available on acceptable terms, uDate may be unable to fund its expansion, successfully promote its brand names, develop or enhance its products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on its business.

uDate will only be able to execute its business model if use of the Internet grows and its infrastructure is adapted to that growth.

     If Internet usage does not continue to grow, uDate may not be able to meet its business objectives. Increased Internet usage will depend, in large part, upon the maintenance of the Web infrastructure, such as a reliable network backbone with the necessary speed, data capacity and security, and timely development of enabling products, such as high speed modems, for providing reliable Web access and services and improved content. Internet usage may be inhibited by any of the following factors:

•	the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

•	Web sites may not be able to provide adequate security and authentication of confidential information contained in transmissions over the Internet;

•	the Internet industry may not be able to respond adequately to privacy concerns of potential users; and

•	government regulation may decrease the utility of the Internet for some purposes.

     The Web infrastructure and Internet industry may not be able to respond effectively to the demands placed on the Web by increased numbers of users, frequency of use or increased bandwidth requirements of users.

     uDate may not be able to develop awareness of its brand names.

     uDate believes that continuing to build and maintain awareness of its brand names is important to achieving widespread acceptance of its business and to sustaining or increasing the number of people who use its Web sites. In order to maintain and build brand awareness, uDate must succeed in its marketing efforts, provide high quality services and increase the number of members using its Web sites. If it fails to successfully protect, promote, position and maintain its brand names, incurs significant expenses in promoting its brands and fails to generate a corresponding increase in revenue as a result of its branding efforts, or encounters legal obstacles which prevent the continued use of any of its brand names, uDate’s business, results of operations and financial condition could be materially adversely affected.

uDate may lose business if it fails to keep pace with rapidly changing technologies and customer needs.

     To remain competitive, uDate must continually improve the responsiveness, functionality and features of its products and services and develop other products and services that are attractive to members. If uDate is unable to timely and successfully develop and introduce new products, services and enhancements to existing products and services in response to changing technological requirements, its revenues could be materially adversely affected. New Internet-based services, products or enhancements that have been offered or may be offered in the future by uDate may contain design flaws or other defects that could require extensive modifications or result in a loss of client confidence.

uDate may not be able to successfully introduce new or enhanced products or services.

     The failure of any new or enhanced products or services, including those provided by uDate’s new software application, to achieve market acceptance and generate revenue could result in a material adverse effect on uDate’s revenues. uDate expects to introduce enhanced products and services in order to generate additional revenues, attract and retain more members to its Web sites and respond to competition. Any new or enhanced product or service introduced that is not favorably received could damage uDate’s reputation and the perception of its brand names.

Competition could cause uDate difficulty in attracting and retaining members and converting members to subscribers.

     uDate expects competition in the online personals business to continue to increase because there are no substantial barriers to entry. uDate believes that its ability to compete depends upon many factors both within and beyond its control, including the following:

•	the timing and market acceptance of the products and services, including the developments and enhancements to those products and services, offered by uDate or its competitors;

•	customer service and support efforts;

•	selling and marketing efforts; and

•	ease of use, performance, price and reliability of solutions developed either by uDate or its competitors.

     uDate competes with traditional dating and personals services, as well as newspapers, magazines and other traditional media companies that provide dating and personals services. It also competes with large Internet information hubs, or portals, such as Yahoo! Many of its current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than uDate does. These factors may allow uDate’s competitors to respond more quickly than uDate can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than uDate can to the development, promotion and sale of their products and services.

     These competitors may also engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies. uDate’s competitors may develop products or services that are equal or superior to uDate’s products and services or that achieve greater market acceptance than uDate’s products and services. In addition, current and potential competitors are making and are expected to continue to make, strategic acquisitions or establish cooperative, and, in some cases, exclusive relationships with significant companies or competitors to expand their businesses or to offer more comprehensive products and services. To the extent these competitors or potential competitors establish exclusive relationships with major portals, search engines and ISPs, uDate’s ability to reach potential members through online advertising may be restricted. Any of these competitors could cause uDate difficulty in attracting and retaining members and converting members to subscribers and could jeopardize uDate’s existing affiliate program and relationships with portals, search engines, ISPs and other Web properties.

The short length of the average subscription requires that uDate must continually seek new subscribers to maintain its current level of revenue.

     uDate believes that the average length of a subscription for any online personals service, including those offered by uDate.com and Kiss.com, is approximately four months. uDate also believes that users of online personals services will often re-register on a new site following the expiration of their initial subscription on their original site, to increase their chances of a “fresh start.” This makes it difficult for uDate to have a stable customer base and requires that uDate must constantly seek new subscribers to maintain its current level of revenue.

uDate may lose members if the content of its Web sites is not attractive to them.

     uDate’s future growth depends on its ability to attract and retain members. This in turn depends in part on its ability to deliver original and compelling content to these members. uDate may not be able to continue to create content that is attractive to Internet users. uDate also may not be able to anticipate, monitor and successfully respond to rapidly changing consumer tastes and preferences to continue to attract a sufficient number of Internet users to its Web sites. Internet users can freely navigate and instantly switch among a large number of Web sites. In addition, many other Web sites offer very specific, highly targeted content. These sites could have greater appeal than uDate’s Web sites to particular groups within its target audience.

     uDate may not be able to effectively manage its expanding operations.

     uDate currently employs 39 staff. If the merger is not completed, changes to uDate’s organizational structure may be necessary, to improve the management of uDate’s operations generally. If uDate is not able to attract and retain experienced business managers, it may not be able to expand its operations, deploy the new software application successfully, or increase its revenues or net income. Growth is critical to the success of uDate’s business plan. If uDate is not able to expand its operations in an efficient manner, its expenses could grow disproportionately to revenues or its revenues could decline or grow at a slower rate than expected, either of which could have a material adverse effect on its business, results of operations and financial condition.

     uDate’s growth has placed, and its anticipated future growth, combined with the requirements uDate faces as a public company, will continue to place, a significant strain on its management, operations, systems and resources. uDate expects that it will need to continue to improve its financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage its workforce. uDate’s success depends to a significant extent on the ability of its executive officers and other members of senior management to operate effectively both independently and as a group. It will also need to continue to expand and maintain close coordination among its products and technology, finance, legal and administration and selling and marketing organizations. If uDate continues to grow, management may not be effective in attracting and retaining additional qualified personnel, expanding its physical facilities, integrating acquired businesses or otherwise managing growth. uDate’s information systems, procedures or controls may not be adequate to support its operations and uDate’s management may not be able to successfully offer its products and services and implement its business plan.

uDate’s business and growth will suffer if it is unable to hire and retain highly skilled personnel.

     uDate’s success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect the business. In addition, uDate believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled employees for product development, selling, marketing and customer service. Competition for such personnel in the Internet industry is intense, and there can be no assurance that uDate will be successful in attracting and retaining such personnel. In addition, the recent announcement of uDate’s proposed merger with USA may make it more difficult for uDate to attract and retain such personnel. Management of uDate will also be required to manage uDate’s growth in a manner that requires a significant amount of management time and skill. uDate may not be successful in managing any future growth, and any failure to manage such growth may have a material adverse effect on uDate’s business, operating results or financial condition.

     uDate’s future success depends to a significant degree on the skills, experience and efforts of Melvyn Morris, uDate’s Chief Executive Officer. The loss of Mr. Morris’ services could have a material adverse effect on uDate’s business, operating results and financial condition.

     uDate does not currently maintain key person insurance for Mr. Morris or any other member of its management team.

The failure to establish and maintain agreements and relationships with other Web properties could limit the growth of uDate’s business.

     uDate has entered into, and expects to continue to enter into, arrangements with third parties to increase its member base, bring traffic to its Web sites and enhance its brands. If any of the current agreements are terminated, uDate may not be able to replace the terminated agreement with an equally beneficial arrangement. There can be no assurance that uDate will be able to renew any of its current agreements when they expire or, if it is able to do so, that such renewals will be available on acceptable terms. uDate also does not know whether it will be successful in entering into additional agreements or that any relationships, if entered into, will be on terms favorable to uDate.

     uDate may not be successful in its plan for off-line advertising.

     If the merger is not completed, uDate anticipates that, in connection with the deployment of its new software application, it will engage in off-line advertising, including through some or all of the following media: television, radio, and print. uDate has historically relied on on-line advertising and has very limited experience with off-line advertising. While uDate intends to test its campaign in certain regional markets before committing to a wider distribution, there can be no assurance that uDate’s off-line advertising will influence individuals to become subscribers, be acceptable to potential members, or yield revenues that equal or exceed the costs of the advertising. In addition, the costs associated with off-line advertising and the visibility of that campaign may divert uDate’s management from other activities that could produce greater revenue or net income.

     uDate may not be successful in its plan for international expansion.

     uDate may not be able to successfully execute its business plan in foreign markets. If revenue from international ventures is not adequate to cover its investment in those ventures, total revenues could be materially adversely affected. uDate believes that international expansion through a combination of internal business expansion, strategic alliances, joint ventures and potential acquisitions will be important to continue the growth of the business. Future international operations might not succeed for a number of reasons, including:

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

uDate may not be able to successfully make acquisitions of, or investments in, other companies.

     If the merger is not completed, uDate may consider making acquisitions of, or investments in, companies that have or offer complementary businesses, products, services or technologies, and uDate expects from time to time to have discussions with companies regarding acquiring, or investing in, their businesses, products, services or technologies. uDate may not be able to identify suitable acquisition or investment candidates. Even if it does identify suitable candidates, uDate may not be able to make acquisitions or investments on commercially acceptable terms. Acquiring other businesses and technologies involves numerous risks, including:

•	availability of financing on terms acceptable to uDate;

•	diversion of management’s attention from other business concerns;

•	retention of key personnel of the acquired company;

•	entry into markets in which uDate has little or no direct prior experience;

•	inability to identify and acquire businesses on a cost-effective basis;

•	inability to manage and integrate acquired personnel, operations, services, products and technologies into its organization effectively; and

•	inability to retain and motivate key personnel and to retain the clients or goodwill of acquired entities.

     If uDate makes an acquisition or investment using shares of uDate’s capital stock, such an acquisition would be dilutive to existing stockholders.

     In pursuing acquisitions, uDate may compete with companies that may be larger and have greater financial and other resources than it has. Competition for these acquisition targets could result in increased prices. In addition, in executing its acquisition strategy, uDate may incur substantial investment advisory, legal, accounting, professional, consulting and other expenses without being able to identify suitable acquisition candidates. This could reduce uDate’s profitability.

uDate is dependant on third parties to process and collect its subscription receipts.

     All of uDate’s paying members purchase subscriptions online using electronic methods of payment such as bank debit or credit cards. uDate relies on its ability to maintain relationships with collections entities, such as acquiring banks and credit card associations, in order to process and collect its subscription receipts. Because online transactions are categorized as “cardholder not present” transactions, uDate is open to claims for chargebacks from individuals against allegedly fraudulent charges or for inappropriate billing. uDate employs fraud detection methodologies to attempt to ensure that chargebacks remain within the levels acceptable to the collections entities. These collections entities may cease providing collection services to uDate if chargebacks reach unacceptable levels. Any decision from these collections entities to discontinue providing collection services to uDate could have a material adverse effect on uDate’s business and results of operations. In addition, any failure on the part of these collections entities to process and collect these receipts, whether due to systems failures or breach of contractual obligation, could deprive uDate for an indefinite period of time of the funds it requires to operate its business on a daily basis.

     Risks Related to the Internet and uDate’s Technology Infrastructure

uDate’s technology may not be able to accommodate increased Web site traffic.

     To support its rate of growth it is critical that uDate scales its Web site operations to support growth and maintain acceptable levels of performance. uDate believes that the process of converting members to paying members is highly sensitive to Web site availability, performance, speed of page delivery and database operations. Any catastrophic failure at its facility could prevent it from serving its Web traffic for up to several days, and any failure of one or more of its Internet service providers may adversely affect the network’s performance.

     uDate believes that its sites are among the busiest sites on the Web. As the performance of uDate’s services are enhanced following upgrades, users typically stay on-line longer. This can make capacity planning extremely difficult, giving rise to spikes in demand for services. The long-term scalability of its current technology will be a critical factor as uDate grows.

     uDate may experience reduced visitor traffic, reduced revenue and harm to its reputation in the event of unexpected network interruptions caused by system failures. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of uDate’s products and services or a decrease in responsiveness of its services could result in reduced visitor traffic, reduced revenue and could materially adversely affect its reputation and brand. uDate’s servers and software must be able to accommodate a high volume of traffic. uDate has experienced system interruptions in the past, and it believes that these interruptions will continue to occur from time to time in the future.

     Any increase in demands on its servers beyond their current capacity will require uDate to expand and adapt its network infrastructure. If uDate is unable to add additional software and hardware to accommodate increased demand, it could experience unanticipated system disruptions and slower response times.

     The computer and communications hardware that are used to maintain uDate’s Web sites are housed in an IBM facility in Secaucus, New Jersey. Fire, floods, earthquakes, power loss and similar events could damage or cause interruptions in these systems. uDate does not presently have any secondary “off-site” systems.

     uDate’s members may become dissatisfied by any system failure that interrupts its ability to provide its products and services to them or results in slower response times. uDate does not maintain business interruption insurance and its other insurance may not adequately compensate it for any losses that may occur due to any failures in its system or interruptions in its service.

     Breaches of uDate’s network security could be costly.

     uDate may be required to expend capital and resources to protect against, or to alleviate, security breaches, which could reduce its profitability. A significant barrier to confidential communications over the Internet has been the need for security. If unauthorized persons penetrate its network security, they could misappropriate proprietary information or cause interruptions in its services. Misappropriation of uDate’s and its members’ proprietary information or interruptions of its services could result in reduced visitor traffic and a loss of members. Computer viruses may cause uDate’s systems to incur delays or other service interruptions and could damage its reputation and have a material adverse effect on its business, financial condition and results of operations. The inadvertent transmission of computer viruses could expose it to a material risk of loss or litigation and possible liability.

     uDate’s intellectual property protection may not be adequate.

     uDate has developed technologies that it uses in its business. It relies primarily on a combination of common law trade secret, copyright and trademark protection and contractual provisions to protect its proprietary rights in such technologies. uDate has not yet obtained federal registrations covering all of its key marks.

     The steps uDate has taken to protect its proprietary rights may not be adequate to deter misappropriation of proprietary information. uDate may not be able to detect unauthorized use of its proprietary information or take appropriate steps to enforce its intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries are uncertain and still evolving. The laws of other countries in which uDate markets or may market its services in the future are uncertain and may afford little or no effective protection of its intellectual property. If uDate resorts to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive. The proceedings could also involve a high degree of risk.

     Defending against intellectual property infringement claims could be time consuming and expensive, and uDate may be liable for infringing on the intellectual property rights of others. If uDate is not successful in defending against these claims, it could be subject to significant damages and the disruption of its business.

     At this time uDate has not filed any applications for patents, copyrights or trademarks for its technologies. Patents, trademarks and copyrights may become important in the protection of the commercial viability of uDate’s products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. uDate’s success, therefore, may in part depend on its ability to obtain patents, trademarks and copyrights or licenses to such intellectual property in the future. It is not possible to anticipate the breadth or degree of protection that patents, trademarks and copyrights would afford any product or the underlying technologies. There can be no assurance that any patents, trademarks or copyrights issued or licensed to uDate will not be successfully challenged in the future or that any of uDate’s products will not infringe the patents, trademarks or copyrights of third parties. There can be no assurance that third parties will not assert infringement claims against uDate in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require uDate to enter into costly litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all.

     Although uDate has confidentiality agreements with each of its employees, if it were to lose a key employee, uDate may not be able to prevent the unauthorized disclosure or use of its procedures, practices or technologies.

uDate may be liable as a result of information retrieved from or transmitted over the Internet.

     uDate may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, invasion of privacy, personal injury, product liability or other legal claims relating to information that is published or made available on its Web sites and the other sites linked to it. These types of claims have been brought, sometimes successfully, against online services in the past. uDate’s membership database holds confidential information concerning its members, and uDate could be sued if any of that information is misappropriated. uDate could also be sued for the content that is accessible from its Web sites and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. uDate also offers email services, which may subject it to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. uDate’s insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect it against these types of claims. In addition, uDate could incur significant costs in investigating and defending such claims, even if it ultimately is not liable. If any of these events occur, uDate’s revenues could be materially adversely affected.

     Other risks

uDate may become subject to burdensome government regulations and legal uncertainties affecting the Internet that could adversely affect its business.

     Legal uncertainties and government regulations could increase uDate’s costs of doing business, require it to revise its products or services, prevent it from delivering its products and services over the Internet or slow the growth of the Internet, any of which could increase its expenses, reduce its revenues or cause its revenues to grow at a slower rate than expected and materially adversely affect its business, financial condition and results of operations. Laws and regulations directly applicable to Internet communications, commerce, entertainment, recruiting and advertising are becoming more prevalent, and new laws and regulations are under consideration by the United States Congress, state legislatures and foreign governments. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial, entertainment, recruiting and advertising medium. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. Many areas of law affecting the Internet remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing consumer protection, intellectual property, libel and taxation apply to the Internet.

     In the normal course of uDate’s business, uDate handles individually identifiable information pertaining to its members and Web site visitors. In recent years, countries around the world have adopted privacy, or data protection, laws and regulations intended to prevent improper uses and disclosures of personal information. These laws may impose costly administrative requirements, limit uDate’s handling of information, and subject uDate to increased government oversight and financial liabilities. Privacy laws and regulations in different countries are and may continue to be inconsistent, and additional requirements may be imposed at any time. These laws and regulations, the costs of complying with them, and the possible need to adopt different compliance measures in different jurisdictions could increase uDate’s expenses and adversely affect uDate’s business, financial condition and results of operations.

     In addition, any increased taxation of products and services sold over the Internet may decrease demand for the products and services that uDate sells over the Internet. Current U.S. federal law prohibits states and localities from imposing any new taxes on Internet access or taxes that treat Internet-based transactions differently from other types of transactions. Under current law, these limitations will expire November 1, 2003. Failure by Congress to renew this legislation and the subsequent imposition of new or discriminatory taxes on Internet access or Internet-based transactions could adversely affect uDate’s future operating results, which could result in a decline in its stock price.

     uDate’s stock price may experience extreme price and volume fluctuations.

     The stock market in general and the market prices of shares in technology companies, particularly those such as uDate which offer Internet-based products and services, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These fluctuations are in response to many factors, some of which are largely beyond uDate’s control. These factors include:

•	quarterly variations in results of operations;

•	adverse business developments;

•	changes in financial estimates by securities analysts;

•	investor perception of uDate in particular and online personals services in general;

•	announcements by competitors of new products and services; and

•	general economic conditions both in the U.S. and in foreign countries.

     The trading volume of uDate’s common stock is very low, which further increases the volatility of uDate’s stock price.

     Since uDate’s stock price is potentially volatile, it may become subject to securities litigation, which is expensive and could result in a diversion of resources. Litigation brought against uDate could result in substantial costs to it in defending against the lawsuit and a diversion of management’s attention. Securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Since uDate’s stock price is volatile, it could be subject to securities litigation and incur higher expenses than expected, which could have a material adverse effect on its business and results of operations.

     Future sales of uDate’s stock may negatively affect its stock price.

     uDate’s common stock is not heavily traded. Sales of a substantial number of shares of common stock in the public market by any of uDate’s officers, directors or major stockholders, or the perception that such sales could occur, could adversely affect the market price of uDate’s common stock and could impair uDate’s ability to raise capital through the sale of equity securities. Substantially all of the outstanding shares of uDate’s common stock are eligible to be sold in the public markets, subject to certain conditions of Rule 144 under the Securities Act. Certain holders of the common stock also have certain demand and piggyback registration rights enabling them to register their shares under the Securities Act for sale.

Item 7.     Financial Statements.

Independent Auditors’ Report

The Board of Directors and Stockholders
uDate.com, Inc.:

     We have audited the accompanying consolidated balance sheets of uDate.com, Inc. and subsidiaries (“uDate”) as of December 31, 2002 and December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2002 and December 31, 2001 and for the ten month period ended December 31, 2000. These consolidated financial statements are the responsibility of uDate’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of uDate.com, Inc. and subsidiaries as of December 31, 2002 and December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2002 and December 31, 2001 and for the ten month period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG Audit Plc
Nottingham, England
February 6, 2003

UDATE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		December 31,

	Note	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	11	$5,773,482	$4,325,580
Trade accounts receivable		575,530	492,303
Due from officers and employees		50,159	79,170
Prepaid expenses		917,226	229,247
Deferred tax asset	15	320,000	1,309,168

Total current assets		7,636,397	6,435,468

Restricted cash	11	3,938,970	—
Software development costs	7	1,425,804	—
Plant and equipment	8	2,217,322	1,208,005
Intangible assets	9	20,388,359	21,502,655

Total assets		$35,606,852	$29,146,128

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Current portion of obligations under capital leases		$—	$72,002
Accounts payable and accrued liabilities		6,010,399	2,013,209
Provision for restructuring costs	12	184,516	929,614
Deferred revenue	4	2,991,268	2,942,462
Note payable	10	—	2,606,326
Income tax payable	15	1,050,515	—
Other current liabilities		351,700	805,346

Total current liabilities		10,588,398	9,368,959

Long term liabilities:
Obligations under capital leases, excluding current portion		—	27,246
Deferred revenue	4	—	54,340
Deferred tax liability	15	2,995,460	3,979,324
Provision for restructuring costs	12	—	186,037

Total long-term liabilities		2,995,460	4,246,947

Total liabilities		$13,583,858	$13,615,906

Stockholders’ equity (deficit):
Common stock $0.001 par value; authorized 150,000,000 at December 31, 2002 and December 31, 2001; issued and outstanding 25,251,163 and 24,771,202 at December 31, 2002 and December 31, 2001, respectively		$25,252	$24,771
Preferred stock $0.001 par value; authorized 10,000,000 at December 31, 2002 and December 31, 2001; no shares issued and outstanding		—	—
Additional paid-in capital		23,492,090	22,533,534
Retained deficit		(1,535,941)	(7,069,676)
Accumulated other comprehensive income — cumulative translation adjustment		41,593	41,593

Total stockholders’ equity		22,022,994	15,530,222

Total liabilities and stockholders’ equity		$35,606,852	$29,146,128

     The accompanying notes are an integral part of these consolidated financial statements.

UDATE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	December 31,		Ten months ended
			December 31,
	2002	2001	2000

Revenues	$39,369,119	$20,118,961	$1,588,730
Operating expenses:
Selling, general and administrative expenses	12,872,943	8,671,174	3,925,090
Advertising expense	15,533,206	7,063,946	3,607,923
Restructuring charges	—	1,439,611	—
Depreciation	1,116,842	871,219	352,335
Amortization of goodwill and intangible assets	1,114,299	4,474,388	—

Total operating expenses	30,637,290	22,520,338	7,885,348

Net income (loss) before interest and income taxes	8,731,829	(2,401,377)	(6,296,618)
Interest income	59,493	19,388	112,607
Interest expense	121,296	520,395	18,680

Net income (loss) before income taxes	8,670,026	(2,902,384)	(6,202,691)
Income taxes	3,136,291	(2,541,487)	—

Net income (loss)	$5,533,735	$(360,897)	$(6,202,691)

Basic earnings (loss) per share	0.22	(0.02)	(0.38)
Diluted earnings (loss) per share	0.21	(0.02)	(0.38)
Weighted average number of shares used in calculation of basic earnings per share	25,170,145	23,069,672	16,244,903
Weighted average number of shares used in calculation of diluted earnings per share	26,884,338	23,069,672	16,244,903

     The accompanying notes are an integral part of these consolidated financial statements.

UDATE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	December 31,		Ten months ended
			December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,533,735	$(360,897)	$(6,202,691)
Restricted cash	(3,938,970)	—	—
Depreciation of plant and equipment	1,116,842	871,219	352,335
Depreciation forming part of restructuring charges	—	25,509	—
Amortization of goodwill and intangible assets	1,114,299	4,474,388	—
Stock compensation expense	—	42,564	451,423
Interest paid via issuance of stock	82,966	349,591	—
Increase in trade accounts receivable, amounts due from officers and employees and prepaid expenses and deferred tax	(429,243)	(1,498,209)	(508,277)
Increase in accounts payable and accrued liabilities, deferred revenue, notes payable, other current liabilities and deferred tax	3,349,744	2,496,590	1,197,995

Net cash provided by (used in) operating activities	6,829,373	6,400,755	(4,709,215)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Cash acquired with uDate.com, Inc.	—	—	50,923
Cash acquired with Kiss.com, Inc.	—	49,483	—
Costs associated with the acquisition of Kiss.com, Inc.	—	(528,384)	—
Software development costs	(1,425,804)	—	—
Web site development	—	(128,285)	—
Capital expenditure	(2,126,164)	(495,846)	(1,484,108)

Net cash used in investing activities	(3,551,968)	(1,103,032)	(1,433,185)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Repayment of capital lease obligations	(99,248)	(106,435)	(58,939)
Loan note repayment	(2,606,326)	(2,393,674)	—
Proceeds from issuance of common stock	876,071	77,600	7,635,580

Net cash provided by (used in) financing activities	(1,829,503)	(2,422,509)	7,576,641

Effect of exchange rate changes on cash	—	—	9,665
Net increase in cash and cash equivalents	1,447,902	2,875,214	1,443,906
Cash and cash equivalents at beginning of period	4,325,580	1,450,366	6,460

Cash and cash equivalents at end of period	$5,773,482	$4,325,580	$1,450,366

     The accompanying notes are an integral part of these consolidated financial statements.

Noncash Investing and Financing Activities

     In the year ended December 31, 2001, uDate purchased all of the outstanding shares of Kiss.com via the issuance of 6,249,998 shares of its common stock, along with notes payable in an aggregate principal amount of $5,000,000.

Cash Paid for Interest and Income Taxes

     Cash paid for interest during the year ended December 31, 2002 was $38,330 (year ended December 31, 2001: $133,819; ten month period ended December 31, 2000: $18,680) and cash paid for income taxes during the year ended December 31, 2002 was $2,080,547 (year ended December 31, 2001: $0; ten month period ended December 31, 2000: $0).

UDATE.COM, INC. AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE
INCOME
Ten month period ended December 31, 2000, years ended December 31, 2001 and 2002

					Accumulated other
					comprehensive	Total stockholders'
	Number of shares	Common stock	Additional capital	Retained earnings	income	equity

Balances at March 1, 2000	10,711,835	$167	$—	$(506,088)	$16,680	$(489,241)
Net loss for the 10 month period	—	—	—	(6,202,691)	—	(6,202,691)
Cumulative translation adjustment	—	—	—	—	24,913	24,913
Comprehensive net loss	—	—	—	—	—	(6,177,778)
Shares issued in connection with:
Warrant and options granted to non-employees for services	—	—	451,423	—	—	451,423
Offer to new investors in uDate.com Limited	213,165	—	223,880	—	—	223,880
Share exchange transaction	7,330,000	18,088	7,287,854	—	—	7,305,942

Balances at December 31, 2000	18,255,000	$18,255	$7,963,157	$(6,708,779)	$41,593	$1,314,226
Net loss for the year	—	—	—	(360,897)	—	(360,897)
Warrants and options granted to non-employees for services	—	—	42,564	—	—	42,564
Shares issued in connection with:
Acquisition of Kiss.com	6,249,998	6,250	14,100,888	—	—	14,107,138
Loan note interest following the acquisition of Kiss.com	226,204	226	349,365	—	—	349,591
Exercise of stock options	40,000	40	77,560	—	—	77,600

Balances at December 31, 2001	24,771,202	24,771	22,533,534	(7,069,676)	41,593	15,530,222
Net profit for the year	—	—	—	5,533,735	—	5,533,735
Shares issued in connection with:
Loan note interest following the acquisition of Kiss.com	25,461	26	82,940	—	—	82,966
Exercise of stock options	454,500	455	875,616	—	—	876,071

Balances at December 31, 2002	25,251,163	$25,252	$23,492,090	$(1,535,941)	$41,593	$22,022,994

     The accompanying notes are an integral part of these consolidated financial statements.

uDate.com, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTE 1.     SIGNIFICANT ACCOUNTING POLICIES

Consolidation Policy

     The financial statements have been prepared on a consolidated basis and include the financial statements of uDate.com, Inc., Kiss.com, Inc. and uDate.com Ltd. All significant inter-company balances and transactions have been eliminated in the consolidated financial statements.

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

Revenue Recognition

     uDate derives substantially all of its revenues from the sale of subscriptions, which, at various times throughout the year, have been sold for subscription periods ranging from five days to twelve months. As at December 31, 2002, subscriptions could be bought for periods of one month, three months or six months. The revenue received is deferred and recognized net of chargebacks on a straight-line basis over the period of each subscription in accordance with U.S. generally accepted accounting principles. The deferred revenue liability consists of subscription revenue to be earned in the future on subscriptions in existence and paid for at the balance sheet date.

Plant and Equipment

     Plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

     Depreciation is calculated on a straight-line basis to write off the cost of fixed assets over their estimated useful lives as follows:

Office furniture	4 to 5 years
Office equipment	3 to 4 years
Computer equipment	2 to 3 years

     Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

     In January 2000, the Emerging Issues Task Force issued EITF 00-2, Accounting for Web site Development Costs, which became effective on July 1, 2000. This EITF and SOP 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use, require that costs associated with planning and operating a Web site be expensed as incurred while certain costs incurred to develop Web site applications and infrastructure be capitalized and amortized over the estimated useful life of the asset.

     Web site development costs of $128,285 were capitalized during the first quarter of 2001. All of these costs had been amortized prior to December 31, 2001 following appraisal of the useful life of the development activities.

Software Development Costs

     Software development costs are capitalized after technological feasibility of the software application has been established. uDate will amortize these costs using the greater of the amount calculated on a straight line basis over the expected economic life of the software application or the ratio of current gross revenues to the total amounts anticipated as future gross revenues for a product. Costs will be amortized from the point at which the application is available for general release to customers. In assessing the realizability of the software development costs, uDate must make certain assumptions about the sales of the software application and the expected economic life of the application. If uDate changes these assumptions in the future, the amount of amortization expense that uDate will recognize in future periods could be materially increased or decreased.

Goodwill and Intangible Assets

     Until December 31, 2001, uDate amortized goodwill on a straight-line basis over its estimated useful life of ten years. Beginning on January 1, 2002, uDate no longer amortizes goodwill but instead reviews it annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. uDate used a third-party appraiser at the date of the acquisition of Kiss.com to determine the fair value and useful economic life of the intangible assets and goodwill acquired from Kiss.com. The determination of the fair value and useful economic life of the intangible assets is subjective and requires estimates about future cash flows of the Kiss.com business and other factors. If uDate is required to revise these estimates, the amount of any future goodwill impairment could be materially increased or decreased.

     uDate has conducted such annual impairment review and determined that no impairment of goodwill or intangible assets occurred during the twelve months ended December 31, 2002.

     uDate fully amortized the customer base in 2001 over its estimated useful life of nine months. uDate is amortizing the Kiss.com trade name on a straight-line basis over its estimated useful life of ten years.

Cash and Cash Equivalents

     uDate considers all highly liquid investments that have an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

     uDate considers the U.S. dollar to be its functional currency. Transactions in foreign currencies are translated at a rate approximating the rate effective at the date of the transaction and the resulting gain or loss reflected in the statement of operations.

Income Taxes

     uDate records income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Advertising Costs

     Advertising costs are generally expensed as incurred. Advertising costs which relate to future periods are included on the balance sheet in prepaid expenses and expensed in the period that the advertising takes place.

Fair Values of Financial Instruments

     uDate’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable are carried at cost, which approximates their fair values because of the short term nature of these instruments. The carrying value of uDate’s capital lease obligations approximate fair value because the interest rates approximate uDate’s current market interest rates.

Stock-Based Compensation

     uDate accounts for its stock-based awards in accordance with the intrinsic value method established by APB Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized for stock options granted when the exercise price of these options granted is equal to or greater than the fair market value of uDate’s stock at the date of grant. uDate has also adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

     Had uDate determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, uDate’s net income would have been reduced to the pro forma amounts indicated below:

		Year ended	Year ended	Ten months ended
		December 31,	December 31,	December 31,
		2002	2001	2000

Net income (loss)	As reported	$5,533,735	$(360,897)	$(6,202,691)
	Pro forma	4,748,088	(2,278,324)	(8,354,297)
Basic earnings (loss) per share	As reported	0.22	(0.02)	(0.38)
Diluted earnings (loss) per share	As reported	0.21	(0.02)	(0.38)
Basic earnings (loss) per share	Pro forma	0.19	(0.10)	(0.51)
Diluted earnings (loss) per share	Pro forma	0.18	(0.10)	(0.51)

Impairment of Long-Lived Assets

     Under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset to be held and used may not be recoverable. Impairment is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     uDate has adopted the provisions of Statement 141, and has adopted the provisions of Statement 142 effective January 1, 2002.

     Statement 141 required, upon adoption of Statement 142, that uDate evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, uDate was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, uDate was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss was required to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 required uDate to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this uDate was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. uDate then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication existed that the reporting unit’s goodwill may have been impaired and uDate was required to perform the second step of the transitional impairment test. In the second step, uDate was required to compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which were measured as of the date of adoption. This second step was required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss was required to be recognized as the cumulative effect of a change in accounting principle in uDate’s statement of earnings.

     SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, is effective for uDate for the year commencing

January 1, 2003. uDate does not expect the standard to have a material effect on its financial statements.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, is effective for uDate for the year commencing January 1, 2002. The standard did not have a material effect on uDate’s financial statements.

     SFAS No. SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction, is effective for uDate for the year commencing January 1, 2003. Statement 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt; SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements; SFAS No. 44, Accounting for Intangible Assets of Motor Carriers; and amends SFAS No. 13, Accounting for Leases. uDate does not expect the standard to have a material effect on its financial statements.

     SFAS No. 146, Accounting for the Costs Associated with Exit or Disposal Activities is effective for uDate for any exit or disposal activities that are initiated after December 31, 2002. Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). According to SFAS No. 146, commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated fair value. uDate does not expect the standard to have a material effect on its financial statements.

     SFAS No. 148, Accounting for Stock Based Compensation_Transition and Disclosure is effective for uDate for the year ended December 31, 2002. SFAS No. 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement also requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results. The Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. uDate has adopted the disclosure provisions of the Statement in these financial statements. uDate has not adopted the fair value based method of accounting for stock-based employee compensation and still accounts for these in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

     In November 2002, the Emerging Task-Force issued its consensus on EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) on an approach to determine whether an entity should divide an arrangement with multiple deliverables into separate units of accounting. According to EITF 00-21, in an arrangement with multiple deliverables, the delivered item(s) should be considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. If all the conditions above are met and there is objective and reliable evidence of fair value for all units of accounting in an arrangement, the arrangement consideration should be allocated to the separate units of accounting based on their relative fair values. The guidance in this Issue is effective for revenue arrangements entered into in fiscal beginning after June 15, 2003. uDate believes that the adoption of EITF 00-21 will not have a material impact on uDate’s financial statements.

NOTE 2.     BASIS OF PRESENTATION

     On May 23, 2000, Anthem Recording West, Inc. (“Anthem”) issued 10,925,000 shares of common stock in exchange for all of the outstanding shares of capital stock of uDate.com Ltd. (formerly Icebreaker Personal Network Ltd.), an English corporation, and its parent company, Internet Investments Inc., a Bahamian corporation (the “Share Exchange Transaction”), pursuant to the terms of a Share Exchange Agreement dated as of May 5, 2000 (the “Share Exchange Agreement”). The Share Exchange Transaction resulted in the former shareholders of Internet Investments Inc. and uDate.com Ltd. controlling an aggregate of approximately 60% of the issued and outstanding shares of Anthem.

     As part of the Share Exchange Transaction, Anthem raised new capital in the amount of $7,500,000 through a concurrent private placement of 1,000,000 units at $7.50 per unit. Each unit consisted of one share of common stock of Anthem and one warrant to purchase one-half of a share of common stock at $7.50 per share if exercised within the first year after issuance and $10.00 per share if exercised in the second year. None of the warrants were exercised by the second anniversary of the Share Exchange Transaction, and all such warrants terminated on May 23, 2002.

     Following the completion of the Share Exchange Transaction, the name of Anthem was changed to “uDate.com, Inc”.

     Since the legal acquirer, uDate.com, Inc., had no operations and the stockholders in uDate.com Ltd. owned the majority of the shares in uDate as a result of the Share Exchange Transaction, uDate.com Ltd. was deemed the accounting acquirer.

     On March 29, 2001, uDate completed the acquisition of Kiss.com, Inc., a privately held Washington corporation, for approximately $19.6 million. Kiss.com, Inc. operated a picture personals service. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations for the twelve months ended December 31, 2001 include twelve months of operating results for both uDate.com, Inc. and uDate.com Ltd., and nine months of operating results for Kiss.com, Inc.

NOTE 3.     NATURE OF BUSINESS

     uDate’s operations, which are all within the Internet dating and personals segment, are split across two Web properties:

•	uDate.com Ltd. (“uDate-UK”), which is a United Kingdom (“UK”) based company providing Internet dating and personals services on a global basis.

•	Kiss.com, Inc. (“Kiss.com”), which is a Delaware corporation also providing Internet dating and personals services on a global basis.

     Revenues are derived principally from the sale of membership subscriptions that allow a paying member to contact and communicate with other members using the Web sites’ private email and messaging services.

     For the ten month period ended December 31, 2000, all operations are attributable to uDate-UK.

     For the year ended December 31, 2001, revenues are derived as follows:

	uDate-UK	Kiss.com	Total

Revenues	$10,865,735	$9,253,226	$20,118,961

     For the year ended December 31, 2002, revenues are derived as follows:

	uDate-UK	Kiss.com	Total

Revenues	$18,191,303	$21,177,816	$39,369,119

     Both uDate-UK’s and Kiss.com’s members are located worldwide, with approximately 75% of uDate-UK’s members residing in the United States as at December 31, 2002 (67% as at December 31, 2001; 68% as at December 31, 2000) and approximately 75% of Kiss.com’s members residing in the United States as at December 31, 2002 (75% as at December 31, 2001).

     At December 31, 2002 long-lived assets of approximately $1.7 million were located in the United States (at December 31, 2001: $1.0 million; at December 31, 2000: $0.8 million), with the remainder being located in the U.K.

NOTE 4.     DEFERRED REVENUE

Cash received	$2,028,659
Revenue recognized	1,588,730

Deferred revenue as at December 31, 2000	439,929
Deferred revenue acquired with Kiss.com	458,539
Cash received	22,075,836
Revenue recognized	(19,977,502)

Deferred revenue as at December 31, 2001	2,996,802
Cash received	39,478,585
Revenue recognized	(39,484,119)

Deferred revenue as at December 31, 2002	2,991,268

     The migration of the Kiss.com operations onto the uDate.com application enabled uDate to calculate deferred revenue for Kiss.com subscribers on a daily basis, as opposed to the monthly basis previously used. As a result, uDate deferred $845,840 of additional revenue as at December 31, 2001.

NOTE 5.     ACQUISITION

     On March 29, 2001, uDate completed the acquisition of Kiss.com, Inc., a privately held Washington corporation. Kiss.com, Inc. operated a picture personals service. As a result of the acquisition, Kiss.com, Inc. became a wholly-owned subsidiary of uDate.com, Inc. and uDate.com, Inc. issued 6,249,998 shares of its common stock, along with notes payable for an aggregate principal amount of $5,000,000, in exchange for all of the outstanding shares of Kiss.com, Inc. The acquisition was accounted for under the purchase method of accounting, and was valued at approximately $19.6 million, including transaction costs.

     A summary of the purchase price for the acquisition is as follows:

Fair value of common stock issued	$14,107,138
Notes payable (see Note 10)	$5,000,000

$19,107,138
Direct acquisition costs	$528,384

Total purchase price	$19,635,522

     The purchase price has been allocated as follows:

Current assets acquired	$29,095
Cash	$49,483
Equipment	$206,492
Non-current assets acquired	$41,342
Liabilities	$(1,456,289)
Deferred tax liability	$(5,211,643)
Goodwill	$12,020,042
Customer base	$2,814,000
Kiss.com trade name	$11,143,000

Total	$19,635,522

     The amount shown above as goodwill represents the excess of the purchase price over the value of the identifiable net assets acquired, including identified intangible assets. Certain adjustments have been made to the original purchase price allocation relating to the acquisition of Kiss.com in March 2001. The goodwill arising from the acquisition has been increased by $1,024,543 as of December 31, 2001. This is due to an adjustment of the same amount to the deferred tax liability in respect of the Kiss.com trade name that was purchased as part of the acquisition.

     Goodwill was amortized on a straight-line basis over its estimated useful life of ten years until December 31, 2001. From January 1, 2002, goodwill has not been amortized, but instead is reviewed annually for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The customer base was amortized over its estimated useful life of nine months during the year ended December 31, 2001. The Kiss.com trade name is being amortized on a straight-line basis over its estimated useful life of ten years.

     The following table presents pro forma results of operations as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented, nor is it necessarily indicative of results of operations that may occur in the future:

	Year ended	Ten months ended
	December 31,	December 31,
	2001	2000

	(unaudited)
Total revenue	$21,613,527	$4,855,722
Net loss	(4,320,577)	(12,004,453)
Net loss per share-basic and diluted	(0.17)	(0.56)

     Amortization of goodwill and intangible assets included above is $5,258,090 for the twelve months ended December 31, 2001 and $4,381,742 for the ten months ended December 31, 2000.

NOTE 6.     GOODWILL AND INTANGIBLE ASSETS

     uDate has completed the purchase accounting analysis to allocate acquisition costs to the net assets acquired in the transaction involving Kiss.com, Inc. Unamortized goodwill in the amount of $11,195,380 is subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization expense related to goodwill was $0 and $824,662 for the ten month period ended December 31, 2000 and the year ended December 31, 2001, respectively.

     Effective January 1, 2002, uDate adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that any goodwill and any intangible asset determined to have an indefinite life should not be amortized, but should be evaluated for impairment on at least an annual basis in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their estimated useful lives to their estimated residual values and be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     Excluding the impact of amortization of goodwill, net income for the periods would have been as follows:

	Year ended
	December 31,		Ten months ended
			December 31,
	2002	2001	2000

Reported net income (loss)	$5,533,735	$(360,897)	$(6,202,691)
Add back amortization of goodwill	—	824,662	—

Net income before amortization of goodwill	$5,533,735	$463,765	$(6,202,691)

Reported basic earnings (loss) per share	0.22	(0.02)	(0.38)
Reported diluted earnings (loss) per share	0.21	(0.02)	(0.38)
Goodwill amortization per basic share	—	0.04	—
Goodwill amortization per diluted share	—	0.04	—
Basic earnings (loss) per share before amortization of goodwill	0.22	0.02	(0.38)
Diluted earnings (loss) per share before amortization of goodwill	0.21	0.02	(0.38)

NOTE 7.   SOFTWARE DEVELOPMENT COSTS

	December 31,

	2002	2001

Software development costs	$1,425,804	$—

     uDate capitalizes certain software development costs after technological feasibility of the software application has been established. uDate will then amortize these costs using the greater of the amount calculated on a straight line basis over the expected life of the software application, or the ratio of current gross revenues to the total amounts anticipated as future gross revenues for a product. Software development costs capitalized in the twelve months ended December 31, 2002 amounted to $1,425,804, which related to a portion of the wages and salaries of employees involved in the development work and other direct development costs. Costs will be amortized from the point at which the application is made available for general release to customers. In assessing the realizability of the software development costs, uDate must make certain assumptions about the sales of the software application and the expected economic life of the application. If uDate changes these assumptions in the future, the amount of amortization expense that uDate will recognize in future periods could be materially increased or decreased.

NOTE 8.   PLANT AND EQUIPMENT

     Plant and equipment consisted of the following at December 31, 2002 and 2001:

	2002	2001

Computer and office equipment	$4,348,610	$2,665,177
Less accumulated depreciation	2,131,288	1,457,172

Net plant and equipment	$2,217,322	$1,208,005

NOTE 9.   INTANGIBLE ASSETS

     Intangible assets consisted of the following at December 31, 2002 and 2001:

	2002	2001

Goodwill	$12,020,042	$12,020,042
Kiss.com trade name	11,143,000	11,143,000

	23,163,042	23,163,042
Less accumulated amortization
Goodwill	824,662	824,662
Kiss.com trade name	1,950,021	835,725

	2,774,683	1,660,387
Net intangible assets	$20,388,359	$21,502,655

NOTE 10.   NOTES PAYABLE

     uDate issued notes for an aggregate principal amount of $5,000,000 in connection with its acquisition of Kiss.com, Inc. uDate repaid $100,000 of the notes in March 2001 and an additional $2,293,674 during the period April 1, 2001 through December 31, 2001. The outstanding balance of the notes was classified as a current liability as of December 31, 2001 based on revenue projections and the repayment formula of the notes. The outstanding balance of the notes, which amounted to $2,606,326, was repaid during the first quarter of 2002.

     Interest was payable on the notes at a rate of 7% per annum from July 1, 2001. In addition, until the notes were repaid, uDate delivered to each noteholder a certificate or certificates representing that number of shares of uDate’s common stock equal to two percent (2%) of the aggregate principal amount of such person’s note that was unpaid as of the end of the month then-ended, divided by the greater of (i) $2.00 per share and (ii) the Average Price (as such term was defined in the notes).

     During the year ended December 31, 2001, uDate recorded an interest expense of $483,410 in respect of the notes, of which $349,591 was satisfied through the issuance of 226,204 shares of common stock.

     During the year ended December 31, 2002, uDate recorded an interest expense of $107,061 in respect of the notes, of which $82,966 was satisfied through the issuance of 25,461 shares of common stock.

NOTE 11.   LIQUIDITY

     As of December 31, 2002, uDate had unrestricted cash and cash equivalents of $5,773,482 (as of December 31, 2001: $4,325,580) and restricted cash of $3,938,970 (as of December 31, 2001: $0). uDate believes that its current unrestricted cash balance, together with its projected operating results and cash flows, will be sufficient to meet its liquidity needs for the next 12 months and, accordingly, has prepared its financial statements assuming that uDate will continue as a going concern.

     uDate does not currently have a line of credit with a commercial bank. Such a credit facility may be difficult to obtain in the short-term with uDate’s historical operating results. In order to obtain additional funds in the future, uDate may need to seek additional equity capital, which would be dilutive to current stockholders.

     On the basis of its actual position as at December 31, 2002 and forecasts for 2003, uDate anticipates that it will be able to fund its operating expenses in 2003 with the cash flow from its operations.

     Restricted cash of $3,938,970 consists of funds held on deposit with financial institutions in connection with credit card merchant services agreements. Restricted cash is presented separately from cash and cash equivalents in the consolidated statements of cash flows.

NOTE 12.   RESTRUCTURING CHARGES

     During the fourth quarter of 2001, uDate restructured the operation of Kiss.com, Inc. by, among other actions, closing the Seattle, Washington office of Kiss.com, Inc., terminating 22 employees and migrating the online operation of Kiss.com onto the uDate.com application. As a result, uDate recorded a restructuring charge of $1,439,611 in 2001, the components of which are as follows:

		Outstanding as at
		December 31,

	Expense	2001	2002

Employee severance costs	$760,714	$681,565	—
Future office lease obligations	$434,086	$434,086	$184,516
Write-off leasehold improvements	$25,509	—	—
Other charges	$219,302	—	—

	$1,439,611	$1,115,651	$184,516

NOTE 13.   EARNINGS PER SHARE

     Basic earnings (loss) per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period, excluding the effect of any dilutive potential common stock. Diluted EPS reflects the potential dilution in the earnings of an entity that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

     For the twelve months ended December 31, 2001 and ten months ended December 31, 2000, basic EPS is the same as diluted EPS since uDate reported a net loss for the period (i.e., 6,670,000 potential common shares issuable pursuant to employee stock options and 787,550 potential common shares issuable pursuant to other options and warrants were excluded from the EPS calculations since the effect of this issuance would have been anti-dilutive).

     For the twelve months ended December 31, 2002, basic EPS differs from diluted EPS due to the inclusion in the calculation of diluted EPS of 1,714,193 potential common shares issuable pursuant to employee stock options and other options and warrants.

NOTE 14.   STOCK OPTION AGREEMENTS

2000 Stock Incentive Plan

     In May 2000, uDate’s board of directors adopted the 2000 Stock Incentive Plan pursuant to which awards of options, restricted stock, stock appreciation rights, dividend equivalent rights, performance units, performance shares or any other right or benefit may be granted to employees, directors or consultants of uDate or its subsidiaries. Incentive stock options may be granted only to employees of uDate or its subsidiaries.

     In August 2002, the board approved an amendment to the 2000 plan to reduce the number of shares authorized for issuance under the 2000 plan from 3,000,000 to 2,505,000. As of December 31, 2002, awards to purchase an aggregate of 2,505,000 shares of uDate common stock were outstanding under the 2000 plan; all of these awards were options to purchase uDate common stock. No shares are available for future issuance under the 2000 plan.

     The plan administrator selects the recipients of awards under the 2000 plan and determines the conditions, terms and provisions of each award, including, but not limited to, the award vesting schedule, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment upon settlement of the award, payment contingencies, and satisfaction of any performance criteria.

     Each award is designated in the award agreement. In the case of an option, the option will be designated as either an incentive stock option or a non-qualified stock option. In the case of an incentive stock option or the sale of shares, the exercise price per share may not be less than 100% of the fair market value per share on the date of grant (or less than 110% of the fair market value to grantees holding more than 10% of the voting power of all classes of stock of uDate or any parent or subsidiary). In the case of a nonqualified stock option, the exercise price per share may not be less than 85% of the fair market value per share on the date of grant (or less than 110% of the fair market value in the case of nonqualified stock options to grantees holding more than 10% of the voting power of all classes of stock of uDate or any parent or subsidiary).

     The plan administrator may provide for exercise periods of any length in individual awards, up to a maximum of 10 years. Generally, however, an award terminates three months after the grantee’s service to uDate terminates. Options granted under the 2000 plan generally vest in equal six month installments over two years. In addition, each outstanding option award agreement provides that in the event of a corporate transaction (as defined in the 2000 plan), the option automatically becomes fully vested and exercisable and is released from any forfeiture rights, immediately prior to the specified effective date of such corporate transaction.

2001 Stock Incentive Plan

     In March 2001, uDate’s board of directors adopted the 2001 Stock Incentive Plan pursuant to which awards of incentive stock options intended to qualify under Section 422 of the U.S. Internal Revenue Code (the “Code”), non-statutory stock options and restricted stock may be granted to employees, officers, directors, consultants or advisors (and any individuals who have accepted an offer of employment) of uDate and its subsidiaries. Under present law, however, incentive stock options may only be granted to employees of uDate and its subsidiaries.

     In August 2002, the board approved an amendment to the 2001 plan to provide for an increase to the number of shares of uDate common stock reserved for issuance under the 2001 plan from 4,280,000 to 4,917,361 (which number includes 142,361 shares automatically added to the 2001 plan on January 1, 2002 pursuant to the automatic increase provisions thereof). The 2001 plan, as amended, is subject to an automatic annual increase to be effected on the first day of each of uDate’s fiscal years beginning on January 1, 2003 through and including January 1, 2005 equal to the lesser of (i) 500,000 shares of uDate common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by the board. As of December 31, 2002, awards to purchase an aggregate of 4,285,500 shares of uDate common stock were outstanding under the 2001 plan; all of these awards were options to purchase uDate common stock. As of December 31, 2002, 137,361 shares were available for future issuance under the 2001 plan.

     Subject to any applicable limitations contained in the 2001 plan, the board of directors or any committee to whom the board of directors delegates authority, as the case may be, selects the recipients of awards and determines (i) the number of shares of common stock covered by options and the dates upon which such options become exercisable, (ii) the exercise price of options, (iii) the duration of options, and (iv) the number of shares of common stock subject to any restricted stock awards and the terms and conditions of such awards, including conditions for repurchase, issue price and repurchase price.

     Optionees receive the right to purchase a specified number of shares of common stock at a specified option price and subject to such other terms and conditions as are specified in connection with the option grant. Options may be granted at an exercise price which may be less than, equal to or greater than the fair market value of the common stock on the date of grant. Under present law, however, incentive stock options and options intended to qualify as performance-based compensation under Section 162(m) of the Code may not be granted at an exercise price less than 100% of the fair market value of the common stock on the date of grant (or less than 110% of the fair market value in the case of incentive stock options granted to optionees holding more than 10% of the voting power of all classes of stock of uDate or its subsidiaries).

     The administrator may provide for exercise periods of any length in individual awards, up to a maximum of 10 years. Generally, however, an award terminates three months after the grantee’s service to uDate terminates. Options granted under the 2001 plan generally vest in equal six month installments over two years. In addition, upon the occurrence of a change in control event (as defined in the 2001 plan), all outstanding options will automatically become immediately exercisable in full.

     Stock option activity during the periods indicated is as follows:

Weighted average
	Number of	Weighted average	Number of	exercise price of
	shares	exercise price	vested shares	vested shares

Balance at March 1, 2000	—	—	—	—
Granted	1,275,000	$7.24

Balance at December 31, 2000	1,275,000	$7.24	125,000	$4.80
Granted	5,510,000	$1.71
Exercised	(40,000)	$1.94

Balance at December 31, 2001	6,745,000	$2.74	3,272,042	$3.42
Granted	595,000	$2.28
Exercised	(454,500)	$1.93
Expired	(95,000)	$1.94

Balance at December 31, 2002	6,790,500	$2.77	5,081,125	$3.12

     The following table summarizes information about stock options outstanding at December 31, 2002:

			Weighted average
			remaining
	Number	Weighted average	contractual life
Range of exercise prices	outstanding	exercise price	(years)

$1.50 - $2.15	5,375,500	$1.71	8.5
$2.50 - $3.25	215,000	$3.02	8.5
$7.50	1,200,000	$7.50	7.5

$1.50 - $7.50	6,790,500	$2.77	8.3

     The weighted average fair value of the stock options granted during the twelve months ended December 31, 2002 was $1.11 per share (year ended December 31, 2001: $1.49, ten months ended December 31, 2000: $4.17 per share) on the dates of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 4% for the year ended December 31, 2002 (7% for the year ended December 31, 2001 and the ten month period ended December 31, 2000), expected life of 10 years and volatility of between 138.82% and 147.66%.

     uDate applies APB Opinion No. 25 in accounting for its stock options and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had uDate determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, uDate’s net income would have been reduced to the pro forma amounts indicated below:

		Year ended	Year ended	Ten months ended
		December 31,	December 31,	December 31,
		2002	2001	2000

Net income (loss)	As reported	$5,533,735	$(360,897)	$(6,202,691)
	Pro forma	4,871,665	(2,278,324)	(8,354,297)
Basic earnings (loss) per share	As reported	0.22	(0.02)	(0.38)
Diluted earnings (loss) per share	As reported	0.21	(0.02)	(0.38)
Basic earnings (loss) per share	Pro forma	0.19	(0.10)	(0.51)
Diluted earnings (loss) per share	Pro forma	0.18	(0.10)	(0.51)

Non-employee Options

     In addition to the employee stock options, in the twelve months ended December 31, 2001, uDate issued options to purchase 40,000 shares to non-employees as compensation for services, exercisable at a price of $2.50 over a ten-year period. uDate has recognized an expense of $42,564 (2000: $451,423) based on the fair value of the options using the Black Scholes option pricing model.

     NOTE 15. INCOME TAXES

     The income tax charge for the period comprises:

	Year ended		Ten months ended
	December 31,		December 31,

	2002	2001	2000

Current tax
Domestic-federal	$—	$—	$—
Domestic-state	363,908	—	—
Foreign	2,767,078	—	—

Total current tax	3,130,986	—	—

Deferred tax
Domestic-federal	(752,922)	(674,116)	—
Domestic-state	(100,287)	—	—
Foreign	858,514	(1,867,371)	—

Total deferred tax	5,305	(2,541,487)	—

	3,136,291	(2,541,487)	—

     Income tax for the years ended December 31, 2002, and December 31, 2001 and the ten months ended December 31, 2000 differed from the amounts computed by applying the U.S. income tax rate of 34% (as compared to 30%, the UK income tax rate, for the ten month period ended December 31, 2000, which was where uDate’s principal operations were) to pretax income from continuing operations as a result of the following:

	Year ended		Ten months ended
	December 31,		December 31,

	2002	2001	2000

Expected tax expense (benefit)	$2,947,809	$(986,811)	$(1,860,807)
Increase (reduction) in income taxes resulting from:
Change in the valuation allowance	—	(1,805,136)	1,656,840
Permanent differences in relation to stock option plans	—	—	135,427
Goodwill amortization	—	280,385	—
State income taxes	(49,232)	—	—
Adjustment of prior year losses to actual	370,803	(86,919)	—
Non-deductible legal expenses	370,479	—	—
Effect of foreign tax rates	(489,779)	83,110	—
Other	(13,789)	(26,116)	68,540

	3,136,291	(2,541,487)	—

     State income taxes of $338,216 paid by uDate are allowed as a credit against the U.K. tax liability and therefore do not result in an additional tax burden.

     The significant components of deferred tax assets and deferred tax liabilities at December 31, 2002, December 31, 2001 and December 31, 2000 are as follows:

	December 31,

	2002	2001	2000

Deferred tax assets
Net operating loss carryforwards	$845,544	$1,309,168	$1,883,169
Non-compete payment	116,847	112,500	—
Other (non-current)	—	6,000	—
Plant and equipment	33,824	18,902	—

Total gross deferred tax assets	996,215	1,446,570	1,883,169
Less: valuation allowance	—	—	(1,805,136)

Net deferred tax assets	996,215	1,446,570	78,033

Deferred tax liabilities
Trade name	(3,671,675)	(4,116,726)	—
Customer lists	—	—	—
Plant and equipment	—	—	(78,033)

Total gross deferred tax liabilities	(3,671,675)	(4,116,726)	(78,033)

Net deferred tax liability	(2,675,460)	(2,670,156)	—

     As at December 31, 2002 there are $2,486,895 of tax losses carried forward for use against future domestic profits. These losses arise in the U.S. and are available to offset future federal taxable income, if any, through 2021.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Determining the level of future taxable profits is inherently subjective and, to the extent that uDate’s actual results differ from the forecasts, the asset may not be recovered. Based on the level of historical taxable income and projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that uDate will realize the benefits of those deductible differences. The amount of the deferred tax asset considered realizable however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

NOTE 16. COMPARATIVE FIGURES

     Quarterly and year end information (unaudited)

	Q1 2002	Q2 2002	Q3 2002	Q4 2002	Total 2002

Revenues	$9,136,984	$9,383,498	$10,643,837	$10,204,800	$39,369,119
Operating expenses
Selling, general and administrative expenses	3,161,956	2,270,807	2,566,514	4,873,666	12,872,943
Advertising expense	3,905,433	3,656,440	4,088,189	3,883,144	15,533,206
Depreciation	211,305	292,347	300,322	312,868	1,116,842
Amortization of goodwill and intangible assets	278,575	278,575	278,575	278,574	1,114,299

Total operating expenses	7,557,269	6,498,169	7,233,600	9,348,252	30,637,290

Net income before interest and income taxes	1,579,715	2,885,329	3,410,237	856,548	8,731,829
Interest income	10,482	14,825	18,690	15,496	59,493
Interest expense	112,615	7,300	1,381	—	121,296

Net Income before income taxes	1,477,582	2,892,854	3,427,546	872,044	8,670,026
Income taxes	743,461	867,857	1,533,344	(8,371)	3,136,291

Net income	734,121	2,024,997	1,894,202	880,415	5,533,735

     During the fourth quarter of 2002, uDate incurred legal, professional, accounting and consulting fees associated with an agreement and plan of merger with USA dated December 19, 2002, of $1,091,367.

	Q1 2001	Q2 2001	Q3 2001	Q4 2001	Total 2001

Revenues	$1,538,431	$4,217,129	$6,620,863	$7,742,538	$20,118,961
Operating expenses Selling, general and administrative expenses	911,474	2,349,155	2,414,863	2,995,682	8,671,174
Advertising expense	878,577	1,644,882	2,172,926	2,367,561	7,063,946
Restructuring charges	—	—	—	1,439,611	1,439,611
Depreciation	146,152	196,282	194,041	334,744	871,219
Amortization of goodwill and intangible assets	—	1,037,538	1,039,068	2,397,782	4,474,388

Total operating expenses	1,936,203	5,227,857	5,820,898	9,535,380	22,520,338

Net income (loss) before interest and income taxes	(397,772)	(1,010,728)	799,965	(1,792,842)	(2,401,377)
Interest income	3,506	5,564	3,565	6,753	19,388
Interest expense	2,079	9,308	279,581	229,427	520,395

Net income (loss) before income taxes	(396,345)	(1,014,472)	523,949	(2,015,516)	(2,902,384)
Income taxes	—	—	—	(2,541,487)	(2,541,487)

Net income (loss)	(396,345)	(1,014,472)	523,949	525,971	(360,897)

     As described in Note 12 to the financial statements, uDate restructured the operations of Kiss.com in the fourth quarter of 2001. As a result, the information presented above for the fourth quarter of 2001 includes a restructuring provision of $1,439,611. In addition, the valuation of the intangible assets of Kiss.com was completed in the fourth quarter of 2001, resulting in an increased amortization charge of $1,358,714.

	Q2 2000			Total 2000
	(4 months)	Q3 2000	Q4 2000	(10 months)

Revenues	$162,899	$541,690	$884,141	$1,588,730
Operating expenses Selling, general and administrative expenses	678,314	1,480,317	1,766,459	3,925,090
Advertising expense	687,051	2,078,674	842,198	3,607,923
Depreciation	66,217	139,671	146,447	352,335

Total operating expenses	1,431,582	3,698,662	2,755,104	7,885,348

Net loss before interest and income taxes	(1,268,683)	(3,156,972)	(1,870,963)	(6,296,618)
Interest income	28,138	57,522	26,947	112,607

Interest expense	7,558	2,543	8,579	18,680

Net loss	(1,248,103)	(3,101,993)	(1,852,595)	(6,202,691)

NOTE 17. COMMITMENTS AND CONTINGENCIES

     Leases

     As at December 31, 2002, uDate has no capital leases for plant and equipment. In previous years, uDate did lease plant and equipment under capital leases, the amount of these capital leases being:

	As at December 31,

	2002	2001	2000

Plant and equipment gross	$—	$281,760	$96,635
Less accumulated depreciation	—	(181,049)	(35,680)

Net	—	100,711	60,955

     The total charge for depreciation for assets under capital leases for the years ended December 31, 2002 and December 31, 2001 were $58,036 and $92,858, respectively.

     uDate has operating leases which are due to expire in 2003, 2005 and 2007. Payments made under these leases amounted to $109,065 in the twelve months ended December 31, 2002 and $69,130 in the twelve months ended December 31, 2001. Future payments under these leases are scheduled as follows:

2003	$400,000
2004	$384,000
2005	$341,500
2006	$299,000
2007	$299,000

Total minimum lease payments	$1,723,500

     Other Commitments and Contingencies

     uDate is not party to any litigation and is not aware of any threatened litigation, unasserted claims or assessments that could have a material adverse effect on uDate’s business, consolidated operating results or consolidated financial condition.

     Pursuant to an Employee Shares Trust Trust Deed dated March 21, 2000, Atlas Trust Company (Jersey) Limited (“Atlas Trust”) is the trustee of the Employee Benefits and Shares Trust (“EST”) of Internet Investments Inc., a wholly owned subsidiary of uDate. Atlas Trust is the owner of 10,224,331 shares of uDate common stock. Based on the closing price of uDate’s common stock on December 31, 2002, the aggregate market value of these shares is $41,919,757.

     The making of any advance or distribution by Atlas Trust to any beneficiary of the EST may give rise to the liability for the payment of certain United Kingdom income taxes and/or national insurance contributions. Under the laws of the United Kingdom, uDate is potentially liable for this payment. The amount of this potential liability to uDate cannot be quantified as it is dependent on the amount of any distribution or advance made by Atlas Trust. Atlas Trust, which is independent to uDate, determines any distributions to the beneficiaries of the EST. In respect of United Kingdom income tax and national insurance contributions, the maximum aggregate potential liability to uDate is 52.8% of each distribution.

     In the Agreement and Plan of Merger among uDate, USA and other parties (the “Merger Agreement”), described in Note 19 to the financial statements, Atlas Trust agreed that at the closing of the merger it would enter into an agreement pursuant to which it would agree, amongst other things, to pay to USA or uDate (following the closing of the merger), (i) the amount of any tax liability suffered by USA, uDate or any of uDate’s subsidiaries, directly resulting from or in respect of any act, or deliberate omission of Atlas Trust (or any of its successors) including without limitation the making of any advance or distribution to any beneficiary of the EST and (ii) that in the event that Atlas Trust makes a distribution which gives rise to a liability for certain United Kingdom income taxes and/or national insurance contributions (employees’ and employers’), to pay such liability relevant to that distribution directly to the appropriate taxation authority or to account to USA (or its nominee) for such taxation, at Atlas Trust’s option.

NOTE 18. RELATED PARTY TRANSACTIONS

     In the three months ended March 31, 2001, uDate contracted with Ironz plc to perform certain computer consulting services in exchange for approximately $58,000. Each of Messrs. Morris and Thacker holds a 45% ownership interest in Ironz plc. uDate does not have an ongoing relationship with Ironz plc.

     In 2001, uDate loaned $28,561 to Mr. Zehrer, a director and major stockholder of uDate. The loan did not bear interest. Mr. Zehrer repaid the loan in its entirety in December 2001.

     uDate-UK has loaned a total of $41,625 to Mr. Morris, the Chief Executive Officer of uDate. The loan does not bear interest and is payable on demand.

     uDate-UK has loaned a total of $34,515 to Mr. Thacker, a former director of uDate. The loan did not bear interest and was repaid in full in November 2002.

     uDate-UK has loaned a total of $8,534 to Mr. Clifford, the Chief Operating Officer of uDate. The loan does not bear interest and is payable on demand.

     On November 15, 2002, uDate entered into a Consultancy Agreement with Mercaston Consultants Ltd. to perform consulting services to uDate at the discretion of Mr. Morris. The value of the Consultancy Agreement was approximately $200,000. Mr. Thacker is a director of Mercaston Consultants Ltd.

NOTE 19. AGREEMENT AND PLAN OF MERGER

     On December 19, 2002, uDate announced that it had entered into a definitive Agreement and Plan of Merger with USA, among other parties, that provides for the merger of a wholly-owned subsidiary of USA into uDate, with uDate being the surviving corporation after the consummation of the merger and becoming a wholly-owned subsidiary of USA. The Agreement and Plan of Merger also provides, among other things, for a fixed exchange ratio of

0.18956 shares of USA common stock for each share of the outstanding common stock of uDate. It is expected that this transaction will be completed during the first half of 2003, after approval by uDate’s stockholders and the appropriate regulatory authorities and the satisfaction of all other conditions to the merger.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

     The following table sets forth information with respect to uDate’s directors and executive officers:

Name	Age	Office

Melvyn Morris	47	Chief Executive Officer, President and Director
Martin Clifford	40	Chief Operating Officer, Executive Vice
		President and Director
Michael Brocklesby	34	Vice President and Chief Financial Officer
Allan Watson	36	Vice President of Corporate Finance and Treasurer
Anthony Dunn	34	Vice President and Chief Technical Officer
Eleanor Krivicic	33	General Counsel and Secretary
Howard Thacker	44	Former Director
Geoff Shingles	63	Director
Kenneth Olisa	51	Director
Terrence Lee Zehrer	55	Director

     Melvyn Morris has served as the Chief Executive Officer, President and Director of uDate since May 2000. From February 1998 to May 2000, Mr. Morris served as Chief Executive Officer of uDate UK, formerly Icebreaker Personal Networks Ltd., which was merged into uDate in May 2000. From October 1997 to April 1998, he served as Senior Vice President of Platinum Technology, Inc., a software services company. From June 1985 to October 1997, Mr. Morris served as Chief Executive Officer of Prometrics Ltd., formerly Minitech Ltd., a software services company.

     Martin Clifford has served as Executive Vice President and Director of uDate since November 2000 and as Chief Operating Officer since March 2001. Mr. Clifford joined uDate in June 2000 as Business Development Manager and served in that capacity until November 2000. From January 2000 to May 2000, Mr. Clifford was a Senior Business Manager for Yale Security Ltd., a global security hardware manufacturer. From November 1994 to December 1999, Mr. Clifford served as Group Environmental Manager for Williams plc, an international conglomerate trading on the London Stock Exchange.

     Michael Brocklesby has served as the Vice President and Chief Financial Officer of uDate since March 2001. Mr. Brocklesby joined uDate in October 2000 as its Financial Controller. From February 1997 to October 2000, he was the Assistant Finance Director at the Nottingham Post Group, a newspaper publisher. From April 1996 to February 1997, Mr.

     Brocklesby served as Group Financial Accountant for J.C. Bamford Excavators, a manufacturer of construction equipment. Mr. Brocklesby began his career with KPMG and is a Chartered Accountant.

     Allan Watson has served as Vice President of Corporate Finance of uDate since December 2000 and as Secretary and Treasurer since March 2001. From February 1998 to November 2000, Mr. Watson was the Corporate Finance Controller at Williams plc, an international conglomerate trading on the London Stock Exchange. From August 1990 to January 1998, Mr. Watson served in various financial roles at Reckitt & Colman plc, an international consumer goods manufacturer.

     Anthony Dunn has served as Vice President of uDate since March 2001 and Chief Technical Officer since May 2000. From December 1999 to May 2000, Mr. Dunn served as an information technology professional for uDate UK. From 1994 to November 1999, he served as an information technology professional for Prometrics Ltd., a software services company.

     Eleanor Krivicic has served as General Counsel and Secretary of uDate since May 2002. From September 1994 to April 2002, Ms. Krivicic was a lawyer at the firm of Hale and Dorr LLP, where she served as outside counsel to uDate. Since May 1998, Ms. Krivicic has counseled both public and privately held high tech corporations in the areas of corporate law, corporate finance, securities law, mergers and acquisitions, and venture capital.

     Howard Thacker served as a Director of uDate from May 2000 to November 2002. Mr. Thacker previously served as Chief Operating Officer, Secretary and Treasurer of uDate until his resignation in April 2001. Since June 1998, Mr. Thacker has been Managing Director of Ironz plc, a golf equipment manufacturer. Mr. Thacker has also served as director of Mercaston Consultants Ltd. since June 1996.

     Geoff Shingles has served as a Director of uDate since June 2000. Since 1994, Mr. Shingles has been Chairman of Imagination Technologies Group plc, a software development and services company listed on the London Stock Exchange. Mr. Shingles also serves as a director of Interregnum plc, an information technology investment and advisory company listed on the AIM market of the London Stock Exchange.

     Kenneth Olisa has served as a Director of uDate since May 2000. Since 1992, Mr. Olisa has been Chairman and Chief Executive Officer of Interregnum plc, an information technology investment and advisory company listed on the AIM market of the London Stock Exchange. Mr. Olisa has spent almost 30 years in the information technology industry. In addition to serving on the boards of several private information technology companies, Mr. Olisa also serves as a director of Open Text Corporation of Canada, a software development company listed on NASDAQ. Mr. Olisa is a Freeman of the City of London; Postal Services Commissioner; a Liveryman of the Worshipful Company of Information Technologists; Chairman of Thames Reach Bondway, a charity working to shelter and resettle the homeless in London, and a Governor of the Peabody Trust.

     Terrence Lee Zehrer has served as a Director of uDate since March 2001. In 1994, Mr. Zehrer founded Kiss.com and served as its President until it was acquired by uDate in March 2001. Mr. Zehrer previously engaged in entrepreneurial activities in connection with the development of several small businesses.

     uDate’s Board of Directors cannot have less than three directors at any one time, and there are currently five directors serving on the board. Each director is elected and serves until the next annual meeting. However, the term of each director shall continue until his or her successor is duly elected and qualified or until the earlier of his or her death, disability, retirement, resignation or removal. There are no family relationships between any of uDate’s directors or executive officers. uDate’s executive officers are elected by, and serve at the discretion of, the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires uDate’s directors, executive officers and holders of more than 10% of uDate’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of uDate. Officers, directors and 10% stockholders are required by Commission regulations to furnish uDate with copies of all Section 16(a) forms that they file.

     Based solely upon a review of such reports submitted, and representations made to uDate by these persons, uDate believes that all filings required to be made by those persons during the fiscal year ended December 31, 2002 were timely made.

Item 10. Executive Compensation.

Summary Compensation Table

     The following table summarizes the compensation paid by uDate for the fiscal years ended December 31, 2002 and 2001 and the 10 month period ended December 31, 2000 to uDate’s Chief Executive Officer and four other most highly compensated executive officers during 2002. For ease of reference, these executive officers are collectively referred to throughout this section as the “named executive officers.” In accordance with SEC rules, the compensation set forth in the table below does not include (i) medical, group life or other benefits which are available to all uDate employees, and (ii) perquisites and other personal benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the total annual salary for each of the named executive officers.

	Annual compensation (1)				Long term compensation

					Awards
					Securities	Payouts
Name and principal				Other annual	underlying options	All other
position	Fiscal year (2)	Salary	Bonus	compensation (3)	(#)	compensation

Melvyn Morris	2002	$473,700	$592,125	$47,370	—	$—
Chief Executive	2001	$295,628	$221,721	$58,216	1,185,000	$—
Officer, President	2000	$207,190	$91,740	$40,800	525,000	$—
and Director

Martin Clifford	2002	$260,535	$195,401	$26,054	—	$—
Chief Operating	2001	$179,499	$120,332	$22,741	920,000	$—
Officer, Executive	2000	$74,890	$22,806	$13,431	—	$—
Vice President and
Director (4)

Michael Brocklesby	2002	$138,163	$103,622	$18,948	—	$—
Vice President and Chief	2001	$92,295	$44,061	$13,099	160,000	$—

Financial Officer (5)	2000	$16,849	$1,548	$3,527	—	$—

Anthony Dunn	2002	$221,060	$165,795	$25,264	—	$—
Vice President and	2001	$127,348	$51,667	$23,286	920,000	$—
Chief Technical	2000	$89,250	$37,416	$16,320	—	$—
Officer

Allan Watson	2002	$138,163	$69,081	$18,948	—	$—
Vice President of	2001	$112,066	$28,016	$17,465	250,000	$—
Corporate Finance	2000	$9,339	$3,776	$1,455	—	$—
and Treasurer (6)

(1)	Compensation information for 2000 and 2001 for the named executive officers is presented in U.S. dollars at the conversion rate in effect on December 31, 2001 (£1 is equal to $1.4554). Compensation information for 2002 for the named executive officers is presented in U.S. dollars at the conversion rate in effect on February 7, 2002 (£1 is equal to $1.579).

(2)	Information provided for the fiscal 2000 is for the 10 month period ended December 31, 2000.

(3)	Represents the amount of an automobile allowance provided by uDate to the named executive officers.

(4)	Mr. Clifford joined uDate in June 2000. Accordingly, the 2000 information for Mr. Clifford is for the period from June 2000 to December 31, 2000.

(5)	Mr. Brocklesby joined uDate in October 2000. Accordingly, the 2000 information for Mr. Brocklesby is for the period from October 2000 to December 31, 2000.

(6)	Mr. Watson joined uDate in December 2000. Accordingly, the 2000 information for Mr. Watson is for the month of December 2000.

Options Granted In Last Fiscal Year

     uDate granted no options or stock appreciation rights to any of the named executive officers during the year ended December 31, 2002.

Aggregate Option Exercises in Last Fiscal Year and Year-end Option Values

     The following table provides certain information concerning the value of unexercised stock options held by each of the named executive officers as of December 31, 2002. None of the named executive officers exercised options during the year ended December 31, 2002.

	Number of securities
	underlying unexercised		Value of unexercised
	options at		in-the-money options
	December 31, 2002 (#)		at December 31, 2002 (1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Melvyn Morris	1,267,500	442,500	$1,930,500	$1,150,500
Martin Clifford	665,000	255,000	$1,618,800	$651,600
Michael Brocklesby	112,250	48,750	$270,725	$122,475
Anthony Dunn	665,000	255,000	$1,618,800	$651,600
Allan Watson	178,750	71,250	$420,575	$172,425

(1)	In-the-money options are those for which the 2002 year-end market price of the underlying shares of common stock exceeded the exercise price of the option. The value of the in-the-money options is the difference between the fair market value (determined on the basis of the closing price of the common stock on the OTC Bulletin Board on the last trading day of fiscal 2002) of the underlying shares of common stock on December 31, 2002 ($4.10 per share) and the exercise price of the option multiplied by the number of shares underlying the option.

Director Compensation

     uDate’s non-employee directors, are each paid approximately $2,183 a month for their service to uDate. In addition, all non-employee directors may be eligible to receive annual awards of options under the 2001 Stock Incentive Plan to purchase shares of uDate’s common stock, each of which will vest according to the schedule established by the board of directors at the time of grant. The executive employee directors, Messrs. Clifford and Morris, are not paid fees for serving on the board. All directors receive reimbursement for their reasonable out-of-pocket expenses incurred in connection with their attendance at board meetings.

     uDate has agreed to pay Mr Zehrer, a consulting fee of $10,000 per month in connection with consulting services to be rendered prior to the effective time of the merger with USA. The consulting fee will only be payable if the transactions contemplated by the merger agreement with USA are not consummated, in which case the fee will be payable for three years or until a change of control of uDate occurs.

     Mr. Thacker resigned as a member of the Board of Directors on November 4, 2002 and as the Chief Financial Officer, Secretary and Treasurer of uDate effective as of April 3, 2001 and was replaced as the Chief Operating Officer of uDate effective as of March 29, 2001. Pursuant to a Compromise Agreement dated January 25, 2002, and effective as of April 3, 2001, between uDate UK and Mr. Thacker, Mr. Thacker’s existing employment agreement was terminated and uDate paid Mr. Thacker £30,000 (thirty thousand pounds sterling, approximately $43,000 at the conversion rate existing on March 1, 2002).

Employment Contracts

     On May 3, 2000, uDate entered into an employment agreement with Melvyn Morris for an unspecified initial term, which term will be automatically extended until terminated by uDate with twelve months prior written notice or by Mr. Morris with not less than five months prior written notice. The agreement provides that Mr. Morris will serve as uDate’s Chief Executive Officer and will also serve on uDate’s board of directors. Under the agreement, uDate currently pays Mr. Morris a base salary of $473,700, bonuses of a maximum of 125% of salary based upon achievement of targeted performance goals, and an automobile allowance of $47,370 per annum. The agreement specifies that if uDate terminates Mr. Morris for certain enumerated reasons, Mr. Morris will be required to transfer all shares of uDate held by him to such persons as directed by uDate. Notwithstanding the notice requirements discussed above, uDate may terminate Mr. Morris effective immediately by paying him all amounts owed to him under the terms of the employment agreement. The agreement also provides that for twelve months following termination from uDate, Mr. Morris will not enter into competitive endeavors and will not undertake any commercial activity that is contrary to uDate’s best interest or that of uDate’s affiliates, including accepting employment or acquiring an interest in any entity (other than up to 1% of the voting shares of any Company traded on a recognized exchange) that provides products and services in competition with uDate.

     uDate has entered into employment agreements with Martin Clifford, Anthony Dunn, Michael Brocklesby and Allan Watson, each of which has an unspecified initial term and renews automatically until terminated by one of the parties thereto. These agreements provide that in addition to their base salaries and automobile allowance, Messrs. Clifford, Dunn, Brocklesby and Watson will receive annual bonuses based on their performance as measured by their success in meeting targeted performance goals. uDate may terminate Mr. Dunn’s employment with twelve months prior written notice. In July 2001 and January 2002, uDate entered into amendments to Mr. Clifford’s, Mr. Brocklesby’s and Mr. Watson’s employment agreements. Such amendments provide, among other things, that in the event that the employee’s employment is terminated by uDate without “just cause” (as such term is defined in the agreement) or he resigns for “good reason” (as such term is defined in the agreement, which includes a resignation in connection with a change of controlling interest of

uDate or certain mergers involving uDate), the employee is entitled to receive a payment equal to 18 months of his base salary and an additional payment in lieu of his executive bonus in an amount equal to 65% of his base salary in the case of Mr. Clifford and 25% of his base salary in the case of Mr. Brocklesby and Mr. Watson.

     In addition, Mr. Dunn’s agreement provides that for twelve months following termination of his employment from uDate, Mr. Dunn will not enter into competitive endeavors and will not undertake any commercial activity that is contrary to uDate’s or its affiliates best interests, including accepting employment or acquiring an interest in any entity (other than up to 1% of the voting shares of any company traded on a recognized exchange) that provides products and services in competition with uDate.

     Employment after the Merger with USA

     In connection with the execution of the merger agreement with USA, uDate.com Limited, a wholly-owned subsidiary of uDate, entered into new employment agreements with Messrs. Morris and Clifford that will be effective upon the consummation of the merger and will replace their existing employment agreements. The new employment agreements provide that, after the merger, Mr. Morris will serve as uDate’s Chief Executive Officer with a base salary of $290,000 per year, and Mr. Clifford will serve as uDate’s Chief Operating Officer with a base salary of $275,000 per year. Messrs. Morris and Clifford will each be eligible to receive a yearly bonus in the sole discretion of uDate’s board of directors. Under the new employment agreements, after an initial nine-month period, the executive’s employment may be terminated by uDate or the executive upon at least three months’ written notice. In addition, uDate may terminate the executive’s employment immediately under certain circumstances, including if the executive commits any material breach of his obligations under his employment agreement, is found guilty of a criminal offense or becomes bankrupt. In addition, the executive will be bound by certain non-competition and non-solicitation provisions for one year after the termination of his employment.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth certain information as of March 21, 2003 with respect to the beneficial ownership of uDate common stock by (1) each person known to uDate to own beneficially more than 5% of the outstanding shares of uDate common stock, (2) each of uDate’s directors, (3) uDate’s chief executive officer and each of the four other most highly compensated executive officers (such persons including the chief executive officer are referred to herein as the “uDate Named Executive Officers”), and (4) all current executive officers and directors of uDate as a group.

     The percentages shown are based on 25,549,163 shares of uDate common stock outstanding as of March 21, 2003.

     Unless otherwise indicated, the address for each person in the table is 2 Pride Place, Pride Park, Derby DE24 8QR, United Kingdom. Each person named in the table has sole voting power and investment power, or shares this power with his or her spouse, with respect to all shares of capital stock listed as owned by such person, except as otherwise indicated and except for a stockholders’ agreement among USA, Mr. Zehrer and Atlas Trust Company.

	Number of shares	Percentage of
	of uDate	outstanding uDate
	common stock	common stock

	Amount and nature of shares
Name and address of beneficial owner	beneficially owned (1)

5% Stockholders
Atlas Trust Company (Jersey) Limited, as trustee of the Internet Investments Inc. Employee Shares Trust (2)	10,224,331	40.0%
USA Interactive(3)	16,324,836	63.9%
Directors and uDate Named Executive Officers
Melvyn Morris(4)	1,488,750	5.5%
Martin Clifford(5)	807,500	3.1%
Kenneth Olisa(6)	75,000	*
Geoff Shingles	—	*
Terrence Lee Zehrer(7)	6,100,505	23.9%
Anthony Dunn(8)	807,500	3.1%
Michael Brocklesby(9)	141,250	*
Allan Watson(10)	231,250	*
All directors and executive officers as a group (9 persons)(11)	9,777,755	33.4%

*	Indicates beneficial ownership of less than 1% of uDate’s issued and outstanding common stock.

(1)	The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under SEC rules. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also includes any shares which the individual or entity has the right to acquire within 60 days after March 21, 2003 (May 20, 2003) through the exercise of stock options or warrants, and any reference in the footnotes to this table to shares subject to options refers only to options that are so exercisable. For the purposes of computing the percentage of outstanding shares held by each person or entity, any shares which that person or entity has the right to acquire on or before May 20, 2003 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

(2)	On December 23, 2002, Atlas Trust Company filed Amendment No. 1 to Schedule 13D with the SEC reporting beneficial ownership, shared voting power and sole dispositive power with respect to 10,224,331 shares of common stock. Of such shares, Atlas Trust Company has issued warrants to third parties to purchase 75,000 shares of uDate common stock at an exercise price of $1.00 per share. Such information is reported herein in reliance on such filing. The address for Atlas Trust Company is P.O. Box 246, Suite 1, 1 Britannia Place, St. Helier, Jersey, JE4 5PP, Channel Islands.

(3)	On December 30, 2002, USA filed a Schedule 13D with the SEC reporting beneficial ownership and sole voting power with respect to 16,324,836 shares of common stock. Such information is reported herein in reliance on such filing. The address for USA is 152 West 57th Street, New York, New York 10019. USA, Mr. Zehrer and Atlas Trust Company have entered into a stockholders’ agreement pursuant to which Mr. Zehrer and Atlas Trust Company granted USA an irrevocable proxy to vote their shares of common stock in favor of the adoption of the merger agreement and any actions required in furtherance of the transactions contemplated thereby. As a result of the stockholders’ agreement, USA filed the Schedule 13D described above.

(4)	Represents options to purchase 1,488,750 shares of common stock exercisable on or before May 20, 2003 and does not include 10,224,331 shares of common stock beneficially owned by the Employee Shares Trust (the “EST”) of Internet Investments Inc. (“III”). Atlas Trust Company is the trustee of the EST. Mr. Morris is a director of III and a protector of the EST. In his capacity as protector, Mr. Morris, together with Howard Thacker, the other protector of the trust, have the authority to replace the trustee of the EST, but does not have or share voting or investment power over the EST. Mr. Morris disclaims beneficial ownership of these shares.

(5)	Represents options to purchase 807,500 shares of common stock exercisable on or before May 20, 2003.

(6)	Represents 75,000 shares of common stock held by Interregnum plc. Mr. Olisa is Chairman, Chief Executive Officer and the majority stockholder of Interregnum plc.

(7)	On December 23, 2002, Mr. Zehrer filed Amendment No. 1 to Schedule 13D with the SEC reporting beneficial ownership, shared voting power and sole dispositive power with respect to 6,100,505 shares of common stock. Such information is reported herein in reliance on such filing.

(8)	Represents options to purchase 807,500 shares of common stock exercisable on or before May 20, 2003.

(9)	Represents options to purchase 141,250 shares of common stock exercisable on or before May 20, 2003.

(10)	Represents options to purchase 231,250 shares of common stock exercisable on or before May 20, 2003.

(11)	See notes 4 through 10 above. Also includes options to purchase 125,000 shares of common stock exercisable on or before May 20, 2003.

Change of Control

     uDate executed a merger agreement with USA Interactive and other parties on December 19, 2002. The merger agreement contemplates that a wholly-owned subsidiary of USA will be merged with and into uDate and that, as a result of the merger, uDate be the surviving corporation and will become a wholly-owned subsidiary of USA. Under the terms of the merger agreement, each outstanding share of uDate common stock will be converted into the right to receive 0.18956 shares of USA common stock. It is expected that this transaction will be completed during the first half of 2003, after approval by uDate’s stockholders and the appropriate regulatory authorities and the satisfaction of all other conditions to the merger. uDate convened a special meeting of stockholders on March 26, 2003 and, immediately upon convening the meeting, uDate stockholders approved a motion to adjourn the meeting to April 4, 2003. At the reconvened special meeting, uDate’s stockholders will be asked to consider and vote upon a proposal to adopt and approve the merger agreement with USA and the merger. The purpose of the adjournment is to give uDate’s stockholders time to consider the prospectus supplement mailed to them on or about March 25, 2003. The prospectus supplement describes USA’s announcement that it has entered into an agreement with Expedia by which USA, already the majority owner of Expedia, would acquire the Expedia shares it does not currently own.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the securities authorized for issuance under uDate’s equity compensation plans as of December 31, 2002:

	(a)	(b)	(c)
Plan category	Number of	Weighted-average	Number of
	securities to be	exercise price of	securities
	issued upon	outstanding	remaining available
	exercise of	options, warrants	for future issuance
	outstanding	and rights	under equity
	options, warrants		compensation plans
	and rights		(excluding securities
reflected in column
(a))

Equity compensation plans approved by security holders	3,902,861	$1.66	25,000	(1)
Equity compensation plans not approved by security holders	3,060,189	$4.26	112,361	(2)

Total	6,963,050	$5.92	137,361	(1)(2)

(1)	Under the 2001 Stock Incentive Plan, the number of shares issuable is automatically increased every January 1 through fiscal 2005 by an amount equal to the lesser of (i) 500,000 shares of uDate common stock, (ii) 2% of the outstanding shares on such date or (iii) an amount determined by uDate’s board of directors.

(2)	With respect to the 2001 Stock Incentive Plan, includes an amendment to the plan increasing the number of shares available for issuance by 495,000 shares.

     For a description of the material provisions of the 2000 Stock Incentive Plan, as amended, and the 2001 Stock Incentive Plan, as amended, see Note 14 to uDate’s audited financial statements included in this Annual Report.

Item 12. Certain Relationships and Related Transactions.

     Acquisition of Kiss.com

     On February 13, 2001, uDate entered into an Agreement and Plan of Merger, as amended, by and among Kiss.com, KCI Acquisition Corp., and Terrence Lee Zehrer pursuant to which uDate agreed to issue 6,250,000 shares of common stock and promissory notes in the aggregate principal amount of $5 million (the “Kiss.com Notes”) in consideration for all of the issued and outstanding shares of Kiss.com.

     In connection with the closing of uDate’s acquisition of Kiss.com on March 29, 2001, uDate issued Mr. Zehrer, as the majority stockholder of Kiss.com, a promissory note in the aggregate principal amount of $4,893,449.09 and 6,116,811 shares of common stock.

     Until June 2002, pursuant to an Escrow Agreement, 2,140,884 of such shares were being held in escrow to secure certain indemnification obligations of the Kiss.com stockholders under the Merger Agreement. In addition, uDate issued to Paul Zehrer, brother of Terrence Lee Zehrer, a promissory note in the principal amount of $24,467.25 and 30,584 shares of common stock. Until June 2002, pursuant to an Escrow Agreement, 10,704 of such shares are being held in escrow to secure certain indemnification obligations of the Kiss.com stockholders under the Merger Agreement.

     The Kiss.com Notes were repaid in full and cancelled in March 2002. uDate was required to pay to the noteholders an amount equal to 20% of uDate’s gross Internet dating revenues on a monthly basis from July 2001. Any balance outstanding fell payable in full on the completion of any uDate financing after June 31, 2001. Interest was payable on the Kiss.com Notes at a rate of 7% per annum from July 1, 2001. In addition, until the Kiss.com notes were repaid, uDate issued and delivered to each noteholder a certificate representing that number of shares of uDate common stock equal to 2% of the aggregate principal amount of such person’s note that was unpaid at the end of the month then ended, divided by the greater of (i) $2.00 per share and (ii) the “average price” (as such term is defined in the Kiss.com Notes). In connection therewith, uDate has issued an aggregate of approximately 116,000 shares of common stock to Terrence Lee Zehrer and Paul Zehrer.

     Kiss.com paid $84,000 plus accrued but unpaid interest as satisfaction in full of a promissory note dated January 1, 2001 payable to John Zehrer, brother of Terrence Lee Zehrer.

     On March 29, 2001, uDate entered into a consulting agreement with Mr. Zehrer which terminated in March 2002 when the Kiss.com Notes were paid in full and cancelled. The agreement provided that uDate paid Mr. Zehrer $10,000 per month during the term of the agreement and also paid for or provided (i) health insurance for Mr. Zehrer; (ii) an office; (iii) a laptop computer; (iv) a cell phone; (v); a DSL line at Mr. Zehrer’s residence; and (vi) authorized business expenses of up to $500 per month (minus the costs of the cell phone and DSL line). The agreement also provided that until March 29, 2003 Mr. Zehrer will not engage in, be employed by, or work for on a contractual basis any person, business or business entity which is engaged in internet personals and/or dating services, except for business activities related to adult oriented web sites. In addition, Mr. Zehrer agreed that he will not directly or indirectly solicit any uDate employee to leave his employment with uDate or solicit business from clients, customers or account holders of uDate.

     On October 2, 2001, uDate entered into an Indemnification Agreement and Escrow Agreement with Mr. Zehrer pursuant to which Mr. Zehrer agreed to indemnify uDate from any Taxes (as such term is defined in the agreement) assessed, claimed or imposed on

uDate in respect of the transfer of certain of his shares of common stock to certain former employees of Kiss.com.

     Loans to Directors and Officers.

     In 2001, uDate loaned $28,561 to Mr. Zehrer, a director and major stockholder of uDate. The loan did not bear interest. Mr. Zehrer repaid the loan in its entirety in December 2001.

     uDate-UK has loaned a total of $41,625 to Mr. Morris, the Chief Executive Officer of uDate. The loan does not bear interest and is payable on demand.

     uDate-UK has loaned a total of $34,515 to Mr. Thacker, a former director of uDate. The loan did not bear interest and was repaid in full in November 2002.

     uDate-UK has loaned a total of $8,534 to Mr. Clifford, the Chief Operating Officer of uDate. The loan does not bear interest and is payable on demand.

     Acceleration of Employee Stock Options

     As of December 31, 2002, executive officers and directors of uDate held options to purchase an aggregate of 3,685,000 shares of uDate common stock at exercise prices ranging from $1.50 to $2.15 per share, of which options to purchase an aggregate of 671,250 shares are unvested. All unvested options will accelerate and be exercisable in full at or immediately prior to the merger with USA. If none of these options is exercised prior to the consummation of the merger, they will convert into an aggregate of 454,109 shares of USA common stock upon the consummation of the merger.

     Stockholders’ Agreement

     Atlas Trust Company and Mr. Zehrer, who held, in the aggregate, approximately 64.65% of the outstanding shares of uDate common stock as of December 19, 2002, have entered into a stockholders’ agreement with USA pursuant to which each of Atlas Trust Company and Mr. Zehrer has granted USA an irrevocable proxy to vote its or his shares of uDate common stock in favor of the adoption of the merger agreement at the special meeting to be held by uDate to consider the merger agreement. The stockholders’ agreement also generally provides that, in the event the merger agreement is terminated and uDate subsequently is purchased by a third party within a period of time following such termination, Mr. Zehrer and Atlas Trust Company must pay USA any “profit” they realize in the subsequent transaction with the third party. For this purpose, “profit” generally refers to the excess of the amount Mr. Zehrer and Atlas Trust Company receive for their shares of uDate common stock in the subsequent transaction over what they would have received for their shares from USA pursuant to the merger.

     Performance Bonus Payments

     In connection with the execution of the merger agreement, uDate entered into letter agreements with each of Martin Clifford, Michael Brocklesby and Allan Watson that provide for the payment of a performance bonus in connection with a transaction, such as the merger, that results in a change in control of uDate. The amount of the performance bonus payment depends on the aggregate consideration paid for uDate in the change of control transaction. Based on the consideration to be paid by USA pursuant to the merger, Messrs. Clifford, Brocklesby and Watson will be entitled to performance bonus payments of $1.1 million, $650,000 and $725,000, respectively, upon consummation of the merger.

     Severance Payments

     uDate has employment agreements with each of Messrs. Clifford, Brocklesby and Watson that provide, among other things, that in the event the officer’s employment is terminated by uDate without just cause or he resigns for good reason (which includes a resignation in connection with the transfer of a controlling interest of uDate or certain mergers involving uDate), the officer is entitled to receive a payment equal to 18 months of his base salary and an additional payment in lieu of his executive bonus in an amount equal to 65% of his base salary, in the case of Mr. Clifford, and 25% of his base salary, in the case of Messrs. Brocklesby and Watson. Prior to or in connection with the consummation of the merger, uDate intends to make payments to Messrs. Clifford, Brocklesby and Watson in the amount of $597,000, $257,000 and $257,000, respectively (based on the conversion rate in effect on January 31, 2003 of £1 equal to $1.64), in exchange for each such officer’s agreement to terminate his employment agreement effective as of the consummation of the merger. For each officer, the payment represents an amount equal to the severance payment he would be entitled to receive pursuant to his employment agreement if he were to resign in connection with the merger.

     Non-Competition Payments

     Pursuant to the merger agreement with USA, at the closing of the merger, uDate and USA intend to enter into non-competition agreements with Mr. Morris, Mr. Clifford, Mr. Zehrer and Anthony Dunn. Under these agreements, with certain exceptions, Messrs. Morris, Clifford, Zehrer and Dunn will covenant not to compete with uDate and USA in the personals, dating and match-making services business for five years, in the case of Mr. Morris, and two years, in the case of Messrs. Clifford, Zehrer and Dunn, from the effective time of the merger. In consideration of these non-competition agreements, uDate will make payments of approximately $3.9 million, $721,000, $750,000 and $603,000 to Messrs. Morris, Clifford, Zehrer and Dunn, respectively.

     Employment after the Merger with USA

     In connection with the execution of the merger agreement with USA, uDate.com Limited, a wholly-owned subsidiary of uDate, entered into new employment agreements with Messrs. Morris and Clifford that will be effective upon the consummation of the merger and will replace their existing employment agreements. The new employment agreements provide that, after the merger, Mr. Morris will serve as uDate’s Chief Executive Officer with a base salary of $290,000 per year, and Mr. Clifford will serve as uDate’s Chief Operating Officer with a base salary of $275,000 per year. Messrs. Morris and Clifford will each be eligible to receive a yearly bonus in the sole discretion of uDate’s board of directors. Under the new employment agreements, after an initial nine-month period, the executive’s employment may be terminated by uDate or the executive upon at least three months’ written notice. In addition, uDate may terminate the executive’s employment immediately under certain circumstances, including if the executive commits any material breach of his obligations under his employment agreement, is found guilty of a criminal offense or becomes bankrupt. In addition, the executive will be bound by certain non-competition and non-solicitation provisions for one year after the termination of his employment.

     Advisory Fees

     uDate is a party to a letter agreement with Interregnum plc (“Interregnum”) pursuant to which Interregnum agreed to assist uDate in evaluating strategic alternatives in exchange for a fee payable upon uDate’s completion of certain transactions, such as the merger. Interregnum’s fee is based on the total consideration paid to uDate in the transaction. Based on the consideration to be paid by USA pursuant to the merger, Interregnum will be entitled to a fee of $1,000,000 upon consummation of the merger. uDate also agreed to indemnify Interregnum against certain liabilities and expenses related to its engagement. Kenneth Olisa, a director of uDate, is the Chairman and Chief Executive Officer of Interregnum, and Geoff Shingles, also a director of uDate, is a director of Interregnum.

     Consulting Fees

     In the first quarter of 2001, uDate contracted with Ironz plc to perform certain computer consulting services in exchange for approximately $58,000. Each of Messrs. Morris and Thacker holds a 45% ownership interest in Ironz plc. uDate does not have an ongoing relationship with Ironz plc.

     On November 15, 2002, uDate entered into a Consultancy Agreement with Mercaston Consultants Ltd. to perform consulting services for uDate at the discretion of Mr. Morris. The value of the Consultancy Agreement was approximately $200,000. Mr. Thacker is a director of Mercaston Consultants Ltd.

     uDate has agreed to pay Mr. Zehrer a consulting fee of $10,000 per month in connection with consulting services to be rendered prior to the effective time of the merger. This consulting fee will only be payable if the transactions contemplated by the merger agreement are not consummated, in which case the fee will be payable for three years or until a change in control of uDate occurs.

     Legal Fees

     In connection with a transaction that uDate decided not to pursue, uDate paid advisory fees in the amount of approximately $50,000 on behalf of Mr. Zehrer.

     uDate has agreed to pay the legal fees incurred in connection with the merger by Atlas Trust Company and the legal fees, advisory fees and other fees and expenses incurred in connection with the merger by Mr. Zehrer. uDate currently estimates that such fees and expenses will be approximately $550,000 if the merger is completed as anticipated during the first half of 2003, subject to customary regulatory approvals.

     Indemnification and Insurance for Officers and Directors

     The merger agreement with USA generally provides that, to the fullest extent permitted by law, USA and uDate will indemnify and hold harmless each person who was a director or officer of uDate or any uDate subsidiary before the merger against any damages arising out of any claim pertaining to (i) the fact that the person was a director or officer of uDate or any uDate subsidiary or (ii) the merger agreement or any of the transactions contemplated by the merger agreement. In the merger agreement, USA and uDate also generally agreed to advance expenses to any such director or officer relating to any such claim, to the fullest extent permitted by law. USA also agreed that uDate’s certificate of incorporation and bylaws after the merger will contain provisions no less favorable with respect to indemnification, advancement of expenses and exculpation than are presently set forth in uDate’s certificate of incorporation and bylaws. In addition, prior to the consummation of the merger, uDate intends to spend up to approximately $275,000 to purchase a three year extension of its existing directors’ and officers’ liability insurance policy.

     Indemnification and Insurance for Mr. Zehrer and Atlas Trust Company

     uDate has agreed to spend up to $750,000 prior to the consummation of the merger with USA to purchase insurance to cover a portion of the indemnification liabilities of Mr. Zehrer and Atlas Trust Company.

     Interests in Shares of uDate Common Stock held by Atlas Trust Company

     In March 2000, Messrs. Morris and Thacker each transferred one share of Internet Investments Inc. to Atlas Trust Company, in its capacity as trustee of the Employee Shares Trust of Internet Investments Inc. Internet Investments Inc. was later acquired by uDate’s corporate predecessor in a share exchange transaction. The shares of Internet Investments Inc. transferred to the trust were represented by the 10,224,331 shares of uDate common stock held in the trust as of December 19, 2002. Messrs. Morris and Thacker are each “Protectors” of the trust. Messrs. Morris and Thacker have represented that in their capacity as Protectors, they together have the ability to replace the trustee of the trust, but do not share voting or investment power over the shares of uDate common stock held in the trust. Each of Messrs. Morris and Thacker has disclaimed beneficial ownership of these shares in SEC filings. Other than Messrs. Morris and Thacker, each of uDate’s directors and executive officers, and their respective families, as well as Chris Morris (son of Melvyn Morris), and his family (but, in the case of Chris Morris and his family, only after the death of Melvyn Morris), are potential beneficiaries of the trust, and therefore could ultimately receive shares of USA common stock, or the proceeds from these shares, received by the trust pursuant to the merger.

     Mutual Release Agreement

     In connection with the execution of the merger agreement, Messrs. Morris, Thacker, Clifford and Zehrer and Atlas Trust Company entered into a mutual release agreement pursuant to which each of Messrs. Morris, Thacker, Clifford and Zehrer and Atlas Trust Company agreed to release each other party from any liabilities that may arise out of or related to (i) any severance payments or performance bonus payments received by any of the parties in connection with the consummation of the merger or (ii) any payments to any of the parties in connection with any noncompetition agreements entered into with uDate.

Item 13. Exhibits, List and Reports on Form 8-K.

     (a)  Exhibits. A list of the exhibits to this Form 10-KSB is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

     (b)  Reports on Form 8-K.

     uDate filed on October 31, 2002 a Current Report on Form 8-K dated October 25, 2002, enclosing its press release announcing preliminary financial results for the three and nine months ended September 30, 2002 and certain other information.

     uDate filed on December 23, 2002 a Current Report on Form 8-K dated December 19, 2002, enclosing (i) the Agreement and Plan of Merger dated as of December 19, 2002 (the “Merger Agreement”) among USA, a Delaware corporation, Geffen Acquisition Sub Inc., a Delaware corporation and wholly owned subsidiary of USA (“Merger Sub”), uDate, and, for the purposes of Section 7.8 and Articles X and XI thereof, Terrence Lee Zehrer and Atlas Trust Company (Jersey) Limited, as trustee of the Internet Investments Inc. Employee Shares Trust, pursuant to which, Merger Sub will be merged with and into uDate and uDate will become a wholly owned subsidiary of USA and (ii) enclosing its press release announcing the same.

Item 14. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of uDate’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, uDate’s chief executive officer and chief financial officer have concluded that uDate’s disclosure controls and procedures are designed to ensure that information required to be disclosed by uDate in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in uDate’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003	UDATE.COM, INC. (Registrant)

	By:	/s/ Melvyn Morris

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

SIGNATURE	TITLE	DATE

/s/ Melvyn Morris	President, Chief Executive	March 31, 2003
Officer and Director (Principal
Melvyn Morris	Executive Officer)

/s/ Michael Brocklesby	Vice President and Chief Financial Officer	March 31, 2003
(Principal Financial and Accounting
Michael Brocklesby	Officer)

/s/ Martin R. Clifford	Executive Vice President, Chief	March 31, 2003
Operating Officer and Director
Martin R. Clifford

/s/ Kenneth A. Olisa	Director	March 31, 2003

Kenneth A. Olisa

/s/ Geoff Shingles	Director	March 31, 2003

Geoff Shingles

Director
Terrence Lee Zehrer		March __, 2003

CERTIFICATIONS

I, Mel Morris, certify that:

1.	I have reviewed this annual report on Form 10-KSB of uDate.com, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/S/ MEL MORRIS

Mel Morris President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Michael Brocklesby, certify that:

1.	I have reviewed this annual report on Form 10-KSB of uDate.com, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/S/ MICHAEL BROCKLESBY

Michael Brocklesby Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

2.01	Share Exchange Agreement dated May 23, 2000 by and among the Registrant, Atlas Trust Company (Jersey) Limited, Internet Investments Inc., uDate.com Limited, Tavendish Enterprises Ltd., David John Shortland, Paula Loraine Shortland, Ryley Hill Ltd., the trustees of the Shortland No. 1 Trust, Melvyn Morris and Howard Thacker (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on June 9, 2000, as amended by Current Reports on Form 8-K/A filed on August 14, 2000 and March 26, 2001 and incorporated herein by reference).

2.02	Agreement and Plan of Merger of uDate.com, Inc., a California corporation, and uDate.com, Inc., a Delaware corporation dated effective as of March 27, 2001 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on March 28, 2001 and incorporated herein by reference).

2.03	Agreement and Plan of Merger dated February 13, 2001 by and among the Registrant, KCI Acquisition Corp., Kiss.com, Inc., and Lee Zehrer (filed as Exhibit 2.03 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

2.04	Amendment Agreement and Consent dated February 23, 2001 by and among uDate.com, Inc., a California corporation, KCI Acquisition Corp., uDate.com, Inc., a Delaware corporation, Kiss.com, Inc., and Lee Zehrer (filed as Exhibit 2.04 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

2.05	Agreement and Plan of Merger dated as of December 19, 2002 among USA Interactive, Geffen Acquisition Sub Inc., the Registrant, and, for the purposes of Section 7.8 and Srticles X and XI, Terrence Lee Zehrer and Atlas Trust Company (Jersey) Limited, as Trustee of the Internet Investments Inc. Employee Shares Trust (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on December 23, 2002 and incorporated herein by reference).

3.01	Certificate of Incorporation of the Registrant (filed as Appendix B to the Registrant’s Definitive Information Statement filed by the Registrant with the Commission on March 6, 2001 and incorporated herein by reference).

3.02	By-laws of the Registrant (filed as Appendix C to the Registrant’s Definitive Information Statement filed by the Registrant with the Commission on March 6, 2001 and incorporated herein by reference).

4.01	Specimen Stock Certificate representing Common Stock (filed as Exhibit 4.01 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

10.01*	Registrant’s 2000 Stock Incentive Plan and form of Stock Option Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on June 9, 2000, as amended by Current Reports on Form 8-K/A filed on August 14, 2000 and March 26, 2001 and incorporated herein by reference).

10.02*	Service Agreement dated May 3, 2000 between uDate.com Limited and Melvyn Morris (filed as Exhibit 10.02 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

10.03*	Contract of Employment dated May 9, 2000 between uDate.com Limited and Martin Clifford (filed as Exhibit 10.04 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

10.04*	Contract of Employment dated May 3, 2000 between uDate.com Limited and Anthony Dunn (filed as Exhibit 10.05 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

10.05*	Stock Option Agreement dated May 23, 2000 between the Registrant and Melvyn Morris (filed as Exhibit 10.06 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

10.06*	Stock Option Agreement dated May 23, 2000 between the Registrant and Howard Thacker (filed as Exhibit 10.07 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

10.07	Registration Rights Agreement dated May 23, 2000 between the Registrant and the purchasers of Common Stock of the Registrant named on the signature pages thereto (filed as Exhibit 10.08 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

10.08	Registration Rights Agreement dated March 28, 2001 between the Registrant and the purchasers of Common Stock of the Registrant named on the signature pages thereto (filed as Exhibit 10.10 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

10.09	Stock Purchase Warrant dated November 9, 2000 issued to Morrison and Foerster LLP (filed as Exhibit 10.11 to the Registrant’s Transition Report on Form 10-KSB filed by the Registrant with the Commission on April 2, 2001, as amended by the Transition Reports on Form 10-KSB/A filed on April 30, 2001 and July 11, 2001 and incorporated herein by reference).

10.10*	Registrant’s 2001 Stock Incentive Plan (replaces previously filed exhibit).

10.11*	Executive Employment Agreement dated March 29, 2001 between the Registrant and Duane A. Dahl (filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on April 6, 2001, as amended by Current Report on Form 8-K/A filed on June 12, 2001 and incorporated herein by reference).

10.12*	Contract of Employment dated December 4, 2000 between uDate.com Limited and Allan Watson (filed as Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).

10.13*	Amendment to Contract of Employment dated July 13, 2001 between the Registrant, uDate.com Limited and Allan Watson (filed as Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).

10.14*	Amendment to Contract of Employment dated July 13, 2001 between the Registrant, uDate.com Limited and Martin Clifford (filed as Exhibit 10.03 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).

10.15*	Contract of Employment dated October 2, 2000 between uDate.com Limited and Michael Brocklesby (filed as Exhibit 10.04 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).

10.16*	Amendment to Contract of Employment dated July 13, 2001 between the Registrant, uDate.com Limited and Michael Brocklesby (filed as Exhibit 10.05 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on October 22, 2001 and incorporated herein by reference).

10.17*	Amendment to Contract of Employment dated January 3, 2002 between the Registrant, uDate.com Limited and Allan Watson (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.18*	Amendment to Contract of Employment dated January 3, 2002 between the Registrant, uDate.com Limited and Martin Clifford (filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.19*	Amendment to Contract of Employment dated January 3, 2002 between the Registrant, uDate.com Limited and Michael Brocklesby (filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.20	Non-Compete Agreement dated December 21, 2001 among the Registrant, Duane Dahl and Cindy Dahl (filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.21	Merchant Services Agreement dated January 2002 between the Registrant and Harris Trust and Savings Bank (filed as Exhibit 10.28 to the Registrant’s Annual Report on

Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.22	Letter dated February 1, 2002 from Interregnum plc (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.23	Letter from Godfrey Shingles (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.24	Invention and Non-Disclosure Agreement effective May 23, 2000 between the Registrant and Melvyn Morris (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.25	Invention and Non-Disclosure Agreement effective May 23, 2000 between the Registrant and Anthony Dunn (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.26	Compromise Agreement effective as of April 3, 2001 between uDate.com Limited and Howard Thacker (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-KSB filed by the Registrant with the Commission on March 28, 2002 and incorporated herein by reference).

10.27	Lease dated April 4, 2002 between Howtin Investments Limited and uDate.com Limited (filed as Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on May 14, 2002 and incorporated herein by reference).

10.28	E-business Hosting Agreement effective as of July 8, 2002 between International Business Machines Corporation and the Registrant (filed as Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on August 14, 2002 and incorporated herein by reference).

10.29*	Contract of Employment between the Registrant and Eleanor Krivicic dated August 13, 2002 (filed as Exhibit 10.01 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on November 14, 2002 and incorporated herein by reference).

10.30	Agreement for Lease dated October 14, 2002 among Cedar House Investments Limited, the Registrant and uDate.com Limited (filed as Exhibit 10.02 to the Registrant’s Quarterly Report on Form 10-QSB filed by the Registrant with the Commission on November 14, 2002 and incorporated herein by reference).

10.31	Letter dated November 12, 2002 between Merchants Group (Ireland) Limited and uDate.com Limited and Standard Terms and Conditions.

10.32*	Letter dated December 19, 2002 between the Registrant and Martin Clifford.

10.33*	Letter dated December 19, 2002 between the Registrant and Michael Brocklesby.

10.34*	Letter dated December 19, 2002 between the Registrant and Allan Watson.

10.35	First Amendment to Stock Purchase Warrant dated as of December 19, 2002 between the Registrant and Morrison and Foerster LLP.

10.36*	Employment Agreement date as of December 19, 2002 between Martin Clifford and uDate.com Limited.

10.37*	Employment Agreement dated as of December 19, 2002 between Melvyn Morris and uDate.com Limited.

21.01	Subsidiaries of the Registrant.

23.01	Consent of KPMG Audit plc.

24.01	Powers of Attorney (see the signature page to this Form 10-KSB).

99.1	Certification of Mel Morris, President and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Michael Brocklesby, Vice President and Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement filed in response to Item 13(a) of Form 10-KSB